Form 10QSB
period 1996-09-30
SOUTHERN BANC CO INC
filed 1996-11-13
CIK 946453

                           FORM 10-QSB

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1996



                Commission File Number: 1-13964

               The Southern Banc Company, Inc.
_________________________________________________________________
(Exact name of small business issuer as specified in its charter)


        Delaware                              63-1146351
-----------------------                   -------------------
(State of incorporation)                  (I.R.S. Employer
                                          Identification No.)


221 S. 6th Street, Gadsden, Alabama                35901-4102
---------------------------------------           -----------
(Address of principal executive offices)          (Zip Code)



Issuer's telephone number, including area code:  (205) 543-3860
                                                 --------------


        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days:
Yes X No _

        As of September 30, 1996, there were 1,382,012 shares of the registrant's Common Stock, par value $0.01 per share, issued and outstanding.

        Transitional small business disclosure format (check one): Yes_ No X

                         PART I.  FINANCIAL INFORMATION
                                  ---------------------


Item 1. Financial Statements
        --------------------

                         THE SOUTHERN BANCORP, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (Dollar Amounts in Thousands)

                                  ASSETS
                                  ------

                                                 September 30,      June 30,
                                                     1996             1996
                                                 ------------     ------------
                                                 (Unaudited)

CASH AND CASH EQUIVALENTS                         $  6,523        $  4,535
SECURITIES AVAILABLE FOR SALE                       15,819          13,504
SECURITIES HELD TO MATURITY,
  fair values of $4,488,250 and
  $4,488,438, respectively                           4,525           4,514
LOANS RECEIVABLE, net                               33,041          33,145
MORTGAGE-BACKED SECURITIES HELD TO
  MATURITY, fair values of
  $45,976,201 and $48,369,979,
  respectively                                      46,015          48,308
PREMISES AND EQUIPMENT, net                            284             279
OTHER ASSETS                                         1,667           2,744
                                                  --------        --------
TOTAL ASSETS                                      $107,874        $107,029
                                                  ========        ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                          $ 86,963        $ 85,847
OTHER LIABILITIES                                    1,257           1,047
                                                  --------        --------
TOTAL LIABILITIES                                   88,220          86,894

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value, $.01 per share
    500,000 shares authorized; shares
    issued and outstanding -- none                       0               0
  Common stock, par value, $.01 per share
    1,454,750 shares issued and 1,382,013 shares
    outstanding, 3,500,000 authorized                   15              15
  Treasury Stock at cost, 72,737 shares               (958)           (958)
  Additional paid-in capital                        13,581          13,573
  Unearned ESOP compensation                        (2,073)         (2,117)
  Retained Earnings                                  9,181           9,702
  Unrealized gain (loss) on securities available
       for sale, net                                   (92)            (80)
                                                  --------        --------
TOTAL SHAREHOLDERS' EQUITY                          19,654          20,135
                                                  --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $107,874        $108,029
                                                  ========        ========

The accompanying notes are an integral part of these condensed consolidated statements.

                         THE SOUTHERN BANCORP, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     FOR THE THREE MONTH PERIODS ENDED

                       September 30, 1996 and 1995

                      (Dollar Amounts in Thousands)

                                                     Three Months Ended
                                                        September 30,
                                                    ---------------------
                                                      1996         1995
                                                    -------       -------
                                                    (Unaudited)   (Unaudited)
INTEREST INCOME:
  Interest and fees on loans                         $      675   $  563
  Interest on mortgage-backed securities
     held to maturity                                       860      861
  Interest and dividends on securities                      306      334
  Other interest income                                      83       83
                                                     ----------   ------
     Total interest income                                1,924    1,841

INTEREST EXPENSE:
  Interest on deposits                                    1,157    1,222
                                                     ----------   ------
     Net interest income                                    767      619
  Provision for loan losses                                   0        0
                                                     ----------   ------
     Net interest income after provision
       for loan losses                                      767      619
                                                     ----------   ------
NON-INTEREST INCOME:
  Fees and other non-interest income                         16       12
                                                     ----------   ------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                            339      258
  Office building and equipment expenses                     74       79
  Deposit insurance expense                                 644       52
  Loss on sale of securities                                  0        0
  Other operating expense                                    74       58
                                                     ----------   ------
     Total non-interest expense                           1,131      447
                                                     ----------   ------
  Income (loss) before income taxes                        (348)     184

PROVISION (BENEFIT) FOR INCOME TAXES                       (134)      63
                                                     ----------   ------

     Net income (loss)                               $     (214)  $  121
                                                     ==========   ======

EARNINGS (LOSS) PER SHARE (Note 4)                   $    (0.17)    N/A

AVERAGE NUMBER OF SHARES OUTSTANDING                  1,239,905     N/A

DIVIDENDS DECLARED PER SHARE                         $   0.2625     N/A

The accompanying notes are an integral part of these condensed consolidated statements.

                         THE SOUTHERN BANCORP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the Three Months Ended
                       September 30, 1996 and 1995

                      (Dollar Amounts in Thousands)

                                                           1996         1995
                                                         -------       -------
                                                        (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $  (214)      $   121
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation                                           11            17
      Amortization (accretion), net                          12            27
      Amortization of unearned compensation                  62             0
      Provision for loan losses                               0             0
      Change in assets and liabilities:
        (Increase) decrease in other assets               1,077          (157)
        Increase (decrease) in other liabilities            208           (83)
                                                        -------       -------
        Total adjustments                                 1,370          (196)
                                                        -------       -------
        Net cash provided by (used in) operating
           activities                                     1,156           (75)
                                                        -------       -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Proceeds from maturities of securities
     held to maturity                                         0           500
  Principal payments received on mortgage-
     backed securities                                    2,387         2,051
  Purchase of available for sale securities              (2,450)            0
  Purchase of securities held to maturity                     0        (1,000)
  Purchase of mortgage-backed securities
     held to maturity                                         0        (2,316)
  Net loan (originations) repayments                        104        (1,170)
  Capital expenditures                                      (16)           (3)
                                                        -------       -------
        Net cash provided by (used in)
          investing activities                               25        (1,938)
                                                        -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits, net                               1,116         7,545
  Increase in advance payments by borrowers
      for tax purposes                                        8            17
  Dividends paid                                           (307)            0
  Contributions to plan trusts                              (10)            0
                                                        -------       -------
        Net cash provided by financing activities           807         7,562
                                                        -------       -------
  Net increase (decrease) in cash and cash equivalents    1,988         5,549

CASH AND CASH EQUIVALENTS, beginning of period            4,535         8,991
                                                        -------       -------
CASH AND CASH EQUIVALENTS, end of period                $ 6,523       $14,540
                                                        =======       =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
     Income taxes                                       $     0       $   100
                                                        =======       =======
     Interest                                           $ 1,165       $ 1,213
                                                        =======       =======
Non-cash transactions:
  Change in unrealized net gain on securities
    available for sale, net                             $   (12)      $     2
                                                        =======       =======

                  THE SOUTHERN BANC COMPANY, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The Southern Banc Company, Inc. (the "Company") was incorporated in the State of Delaware in May 1995, for the purposes of becoming a holding company to own all of the outstanding capital stock of First Federal Savings & Loan Association of Gadsden (the "Association") upon the Association's conversion from a federally chartered mutual savings association to a federally chartered stock association (the "Conversion"). The accounting for the conversion is in a manner similar to that utilized in a pooling of interest.

The accompanying unaudited condensed consolidated financial statements as of September 30, 1996 and June 30, 1996, and for the three months ended September 30, 1996 and 1995, include the accounts of the Company, the Association, and the Association's wholly owned subsidiary, First Service Corporation of Gadsden. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three months ended September 30, 1996 and 1995. Results of operations for the current interim period are not necessarily indicative of results expected for the entire fiscal year.

While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996. The accounting policies followed by the Company are set forth in the summary of significant accounting policies in the Company's June 30, 1996 consolidated financial statements.

2.  STOCK CONVERSION

On October 5, 1995, the Conversion of the Association from a Federally chartered mutual institution to a Federally chartered stock savings association through amendment of its charter and issuance of common stock to the Company was completed. Related thereto, the Company sold 1,454,750 shares of common stock, par value $.01 per share, at an initial price of $10 per share in subscription and community offerings. Costs associated with the Conversion were approximately $880,000, including underwriting fees. The conversion costs were deducted from the gross proceeds of the sale of the common stock.

3.  RETIREMENT AND SAVINGS PLANS

EMPLOYEE STOCK OWNERSHIP PLAN
In connection with the Conversion, the Association established an employee stock ownership plan (the "ESOP") for eligible employees. The ESOP purchased 116,380 shares of the Company's common stock with the proceeds of a $1,163,800 note payable from the Association and secured by the Common Stock owned by the ESOP. Unearned compensation for the ESOP was charged to stockholders' equity and is reduced ratably in connection with principal payments under the terms of the plan. Unearned compensation is amortized into compensation expense based on employee services rendered in relation to shares which are committed to be released.

MANAGEMENT RECOGNITION PLAN
During fiscal 1996, the Association established a management recognition plan (the "MRP") which purchased 58,190 shares of the Company's common stock on the open market subsequent to the Conversion. The MRP provides for awards of common stock to directors and officers of the Association. The aggregate fair market value of the shares purchased by the MRP is considered unearned compensation at the time of purchase and compensation is earned ratably over the stipulated vesting period. Unearned compensation related to the MRP is shown as a reduction to shareholders' equity in the accompanying consolidated statements of condition.

STOCK OPTION AND INCENTIVE PLAN
The Company has a stockholder approved Option and Incentive Plan (the "Option Plan"). The Option Plan provides for the grant of incentive stock options (ISO's) to employees and non-incentive stock options (non-ISO's) to non-employee directors. The exercise price is based on the market price of the common stock on the date of grant. At September 30, 1996, a trust formed by the Company for the purpose of purchasing shares of stock in the open market for issuance upon future exercises of stock options under the Option Plan held 126,376 issued and outstanding shares.

SIMPLIFIED EMPLOYEE PENSION PLAN
The Company established a Simplified Employee Pension Plan
("SEP") for all employees who have completed one year of service, pursuant to Section 408(k) of the Internal Revenue Code of 1986.
The Company makes a discretionary contribution to the SEP on an annual basis.

4.  EARNINGS PER SHARE

Earnings per share has been computed based on the earnings during the three month period ended September 30, 1996 and on the weighted average number of shares of common stock and common stock equivalents outstanding during that period. Common stock outstanding is comprised of issued shares less treasury stock, unallocated ESOP shares, and shares repurchased for the MRP and Option Plan. Common stock equivalents include the number of shares issuable on exercise of the outstanding stock options and MRP options less the number of shares that could have been purchased with the proceeds from the exercise of the options based on the average price of the common stock during the period.

5.  FDIC ASSESSMENT

The Association's deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). Congress recently passed legislation requiring a one-time special assessment of 65.7 basis points to be applied against SAIF-assessable deposits as of March
31, 1995.   The Association recognized an expense at September
30, 1996 in the amount of $591,000 to record the one-time special assessment.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30 AND JUNE 30,
1996.
Total assets increased approximately $845,000 or 0.79% from $107.0 million at June 30, 1996 to $107.9 million at September 30, 1996. During the period ended September 30, 1996, net loans decreased approximately $104,000 or 0.31% and mortgage-backed securities held to maturity decreased approximately $2.3 million or 4.75%. The decrease in mortgage-backed securities was attributable to principal payments received during the period ended September 30, 1996.

Cash and cash equivalents increased $2.0 million or 43.84% from $4.5 million to $6.5 million at September 30, 1996. The increase in cash was primarily attributable to the maturity of investment securities. During the period ended September 30, 1996 securities available for sale increased by $2.3 million or 17.15% from $13.5 million to $15.8 million.

Other assets decreased $1.1 million or 39.25% from $2.7 million at June 30, 1996 to $1.7 million at September 30, 1996. Other assets at June 30, 1996 included a receivable of approximately $1.5 million which represented two securities that matured on June 30, 1996.

Total deposits increased $1.1 million or 1.30% from $85.8 million at June 30, 1996 to $86.9 million at September 30, 1996. Other liabilities during the period ended September 30, 1996 increased approximately $210,000 or 20.06% from $1.0 million to $1.2 million. This increase was primarily attributable to an accrual of approximately $591,000 which represented the anticipated one-time special assessment by the Federal Deposit Insurance Corporation ("FDIC") for purposes of recapitalizing the Savings Association Insurance Fund ("SAIF").

Total equity decreased $481,000 or 2.39% from $20.1 million at June 30, 1996 to $19.7 million at September 30, 1996. This increase was attributable to the payment of stock dividends and the quarterly loss which resulted from the one-time special assessment by the FDIC.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.
The Association reported a net loss for the three months ended September 30, 1996 of ($214,000) compared with net income of $121,000 for the three months ended September 30, 1995. The net loss during the period was primarily attributable to the recognition of the one-time special assessment of approximately $591,000 by the FDIC, offset in part by a $196,000 reduction in income tax expense.


NET INTEREST INCOME. Net interest income for the three months ended September 30, 1996 was $767,000 as compared to $619,000 for the three months period ended September 30, 1995. Total interest income increased $83,000 or 4.5% from $1.8 million to $1.9 million for the three months ended September 30, 1995 and 1996, respectively. Total interest expense decreased $65,000 or 5.3% from $1.2 million to $1.1 million for the three months ended September 30, 1995 and 1996, respectively. The increase in net interest income was primarily attributable to additional funds received during the initial public offering.

PROVISION FOR LOAN LOSSES. No provision for loan losses was deemed necessary in either of the three month periods ended September 30, 1996 or 1995. The allowance for loan losses is based on management's evaluation of possible loan losses inherent in the Association's loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

NON-INTEREST INCOME. Non-interest income for the three month period ended September 30, 1996 was $16,000 as compared to $12,000 for the three month period ended September 30, 1995.

NON-INTEREST EXPENSE. Non-interest expense increased $684,000 or 153.00% for the three month period ended September 30, 1996 from $447,000 at September 30, 1995 to $1.1 million at September 30, 1996. This increase was primarily attributable to the recognition of the one-time special assessment by the FDIC in the amount of $591,000. Salaries and employee benefits increased $81,000 or 31.40% for the three month period ended September 30, 1996 as compared to the three month period ended September 30, 1995. This increase was primarily attributable to salary and benefit expenses related to the establishment of certain employee benefit plans, subsequent to the conversion. Other expenses for the three month period ended September 30, 1996 were $74,000 as compared to $58,000 for the three month period ended September 30, 1995.

PROVISION FOR INCOME TAXES. For the three month period ended September 30, 1996, provision for income tax expense decreased $197,000 as compared to the three month period ended September 30, 1995. This decrease was primarily attributable to reduced income related to the recognition of the one-time special assessment by the FDIC in the amount of $591,000. As a result, income before income taxes decreased $532,000 for the three month period ended September 30, 1996 as compared to the three month period ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES. As a holding company, the Company conducts its business through its subsidiary, the Association. The Association is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5.0%. The Association's average liquidity ratio well exceeded the required maximums at and during the three month period ended September 30, 1996. The Association adjusts its liquidity levels in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. The Association also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Association's primary sources of funds are deposits, payment of loans and mortgage-backed securities, maturities of investment securities and other investments. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Association invests in short-term interest-earning assets which provide liquidity to meet lending requirements.

The Association is required to maintain certain levels of regulatory capital. At September 30, 1996, the Association exceeded all minimum regulatory capital requirements.

                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 1996, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         On October 17, 1996, The Southern Banc Company, Inc.
         announced a dividend in the amount of $.0875 per share on or about December 16, 1996 to stockholders of record at the close of business on November 29, 1996.

         On November 1, 1996, The Southern Banc Company, Inc. announced that it was commencing a stock repurchase program to acquire up to fifteen percent of its currently outstanding common stock, or 207,301 shares. These stock repurchases are independent from, and would be in addition to, stock repurchases on behalf of the company's stock benefit plans, if any. This program will be dependent upon market conditions, and there is no guarantee as to the exact number of shares to be repurchased by the company.

Item 6.  Exhibits and Reports on Form 8-K

            Form 8-K
            --------
            None

            Exhibits
            --------
            Exhibit 27  Financial Data Schedule

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE SOUTHERN BANC COMPANY



Date:  November 11, 1996       By: /s/ James B. Little, Jr.
                                   -----------------------------------
                                   James B.  Little, Jr.
                                   (Principal Executive and Financial
                                   Officer)