Form 10QSB
period 1996-12-31
SOUTHERN BANC CO INC
filed 1997-02-13
CIK 946453

                                 FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1996


                       Commission File Number: 1-13964

                       The Southern Banc Company, Inc.
      _________________________________________________________________
      (Exact name of small business issuer as specified in its charter)


          Delaware                                      63-1146351
      ____________________                         -------------------
   (State of incorporation)                          (I.R.S. Employer
                                                    Identification No.)


     221 S. 6th Street, Gadsden, Alabama                35901-4102
  ________________________________________          __________________
     (Address of principal executive offices)           (Zip Code)



       Issuer's telephone number, including area code:  (205) 543-3860


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days:

     X
Yes ___   No ___


      As of December 31, 1996, there were 1,230,313 shares of the registrant's Common Stock, par value $0.01 per share, issued and outstanding.


                                                                       X
Transitional small business disclosure format (check one): Yes__   No ___

                       PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                       THE SOUTHERN BANC COMPANY, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (Dollar Amounts in Thousands)

                                        December 31,        June 30,
                                           1996               1996
                                        ------------        --------
                                                (Unaudited)

ASSETS

CASH AND CASH EQUIVALENTS                $  4,730           $  4,535

SECURITIES AVAILABLE FOR SALE              16,534             13,504

SECURITIES HELD TO MATURITY,
  fair values of $4,014 and $4,488,
  respectively                              4,020              4,514

LOANS RECEIVABLE, net                      33,913             33,145

MORTGAGE-BACKED SECURITIES HELD TO
  MATURITY, fair values of $44,425 and
  and $48,370, respectively                44,016             48,308

PREMISES AND EQUIPMENT, net                   277                279

OTHER ASSETS                                1,755              2,744
                                         --------           --------
                                         $105,245           $107,029
                                         ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                 $ 87,006           $ 85,847

OTHER LIABILITIES                             529              1,047
                                         --------           --------
TOTAL LIABILITIES                          87,535             86,894

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01 per
     share, 500,000 shares authorized;
     shares issued and outstanding--none        0                  0
   Common stock, par $.01 per share;
     3,500,000 authorized; 1,454,750
       shares issued                           15                 15
   Treasury Stock at cost, 224,437 and
     72,737 shares                         (3,000)              (958)
   Additional paid-in capital              13,589             13,573
   Unearned ESOP compensation              (2,035)            (2,117)
   Retained Earnings                        9,186              9,702
   Unrealized gain on securities
     available for sale, net                  (45)               (80)
                                         --------           --------
TOTAL SHAREHOLDERS' EQUITY                 17,710             20,135
                                         --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                $105,245           $107,029
                                         ========           ========

            The accompanying notes are an integral part of these
                     condensed consolidated  statements.

                        THE SOUTHERN BANC COMPANY, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                  FOR THE THREE AND SIX MONTHS PERIODS ENDED

                          December 31, 1996 and 1995

                         (Dollar Amounts in Thousands)

                                                   Three Months Ended               Six Months Ended
                                                      December 31,                    December 31,
                                               _____________    __________      __________      __________
                                                  1996            1995             1996            1995
                                               _____________    __________      __________      __________
                                                (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
INTEREST INCOME:
  Interest and fee on loans                             $674          $580          $1,349          $1,143
  Interest on mortgage-backed securities
    held to maturity                                     814           856           1,674           1,717
  Interest and dividends on securities                   337           398             643             732
  Other interest income                                   70           121             152             204
                                                ____________     __________     __________      __________
      Total interest income                            1,895         1,955           3,818           3,795

INTEREST EXPENSE:
  Interest on deposits                                 1,132         1,172           2,289            2,394
                                                 ___________     __________     __________      ___________

    Net interest income                                  763           783           1,529            1,402
  Provision for loan losses                                0             0               0                0
                                                 ___________     __________     __________      ___________
    Net interest income after provision
      for loan losses                                    763           783           1,529             1,402
                                                 ___________    ___________     __________      ____________

NON-INTEREST INCOME:
  Fees & other non-interest income                        16            19              32                31
                                                 ___________    ___________     __________      ____________

NON-INTEREST EXPENSE:
  Salaries and employee benefits                         363           393             702               651
  Office building and equipment expenses                  66            74             141               153
  Deposit insurance expense                               52            52             695               136
  Other operating expense                                124            59             197                85
                                                 ___________    ___________     __________      ____________
    Total non-interest expense                           605           578           1,735             1,025
                                                 ___________    ___________     __________      ____________
  Income (loss) before income taxes                      174           224            (174)              408

PROVISION (BENEFIT) FOR INCOME TAXES                      65           104             (69)              167
                                                 ___________    ___________     ___________     ____________
    Net income (loss)                                   $109          $120           ($105)             $241
                                                 ===========    ===========     ===========     ============

EARNINGS/(LOSS) PER SHARE                              $0.09         $0.08          ($0.09)            $0.17

AVERAGE NUMBER OF COMMON STOCK AND COMMON
  STOCK EQUIVALENTS                                1,212,367     1,338,370       1,231,561         1,338,370

DIVIDENDS DECLARED PER SHARE                         $0.0875       $0.0875         $0.3500           $0.0875

            The accompanying notes are an integral part of these
                     condensed consolidated  statements.

                       THE SOUTHERN BANC COMPANY, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          For The Six Months Ended
                         December 31, 1996 and 1995

                        (Dollar Amounts in Thousands)

                                                        1996         1995
                                                    -----------   -----------
                                                    (Unaudited)   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $  (105)      $  241
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
     Depreciation                                         24           34
     Amortization (accretion), net                         5           34
     Amortization of unearned compensation               141            0
     Provision for loan losses                             0            0
     Change in assets and liabilities:
       (Increase) decrease in other assets               989         (136)
       Increase (decrease) in other liabilities         (565)           6
                                                     -------       ------
         Total adjustments                               594          (62)
                                                     -------       ------
         Net cash provided by (used in) operating
           activities                                    489          179
                                                     -------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Proceeds from maturities of securities available
    for sale                                           1,000            0
  Proceeds from maturities of securities held to
    maturity                                             500        4,300
  Principal payments received on mortgage-backed
    securities held to maturity and available
    for sale                                           4,559        3,915
  Purchase of available for sale securities           (2,950)      (6,000)
  Purchase of securities held to maturity                  0            0
  Purchase of mortgage-backed securities held to
    maturity                                               0       (5,091)
  Purchase of mortgage-backed securities available
    for sale                                          (1,333)           0
  Purchase of loans                                     (291)           0
  Net loan (originations) repayments                    (477)      (5,398)
  Capital expenditures                                   (22)          (6)
                                                     -------       ------
    Net cash provided by (used in) investing
      activities                                         986       (8,280)
                                                     -------       ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase/(decrease) in deposits, net                 1,159       (3,991)
  Increase/(decrease) in advance payments by
    borrowers for taxes and insurance                     47          (27)
  Dividends paid                                        (401)           0
  Contributions to plan trusts                           (43)           0
  Net Proceeds from issuances of common stock              0       12,505
  Purchase of treasury stock                          (2,042)           0
                                                     -------       ------
     Net cash provided by financing activities        (1,279)       8,487
                                                     -------       ------
  Net increase (decrease) in cash and cash
     equivalents                                         195          366
CASH AND CASH EQUIVALENTS, beginning of period         4,535        8,991
                                                     -------       ------
CASH AND CASH EQUIVALENTS, end of period             $ 4,730       $9,377
                                                     =======       ======

            The accompanying notes are an integral part of these
                     condensed consolidated  statements.

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

The accompanying unaudited condensed consolidated financial statements as of December 31, 1996 and June 30, 1996, and for the three and six month periods ended December 31, 1996 and 1995, include the accounts of the Company, the Association, and the Association's wholly owned subsidiary, First Service Corporation of Gadsden. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three and six months ended December 31, 1996 and 1995. Results of operations for the current interim period are not necessarily indicative of results expected for the entire fiscal year.

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

Stock Option and Incentive Plan
The Company has a stockholder approved Option and Incentive Plan (the "Option Plan"). The Option Plan provides for the grant of incentive stock options (ISO's) to employees and non-incentive stock options (non-ISO's) to non-employee directors. The exercise price is based on the market price of the common stock on the date of grant. A trust was formed by the Company for the purpose of purchasing shares of stock in the open market for issuance upon future exercises of stock options under the Option Plan. The Plan held 36,366 issued and outstanding shares at December 31,1996.

Simplified Employee Pension Plan
The Company established a Simplified Employee Pension Plan ("SEP") for all employees who have completed one year of service, pursuant to Section 408(k) of the Internal Revenue Code of 1986. The Company makes a discretionary contribution to the SEP on an annual basis.


4.  EARNINGS PER SHARE

Earnings per share has been computed based on the earnings during the three and six month periods ended December 31, 1996 and on the weighted average number of shares of common stock and common stock equivalents outstanding during that period. Common stock outstanding is comprised of issued shares less treasury stock, unallocated ESOP shares, and shares repurchased for the MRP and Option Plan. Common stock equivalents include the number of shares issuable on exercise of the outstanding stock options and MRP options less the number of shares that could have been purchased with the proceeds from the exercise of the options based on the average price of the common stock during the period. Earnings per share for the three and six month periods ended December 31, 1995 is presented on a retroactive basis as if the 1,454,750 shares, less any unallocated ESOP shares, had been outstanding during the entire periods.


5.  FDIC ASSESSMENT

The Association's deposits are insured by the Savings Association Insurance Fund("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). Congress recently passed legislation requiring a one-time special assessment of 65.7 basis points to be applied against SAIF-assessable deposits as of March 31, 1995. The Association recognized an expense at September 30, 1996 in the amount of $591,000 to record the one-time special assessment.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison of Financial Condition at December 31 and June 30, 1996.

Total assets decreased approximately $1.8 million or 1.7% from $107.0 million at June 30, 1996 to $105.2 million at December 31, 1996. During the period ended December 31, 1996, net loans increased approximately $768,000 or 2.3% and mortgage-backed securities held to maturity decreased approximately $4.3 million or 8.9%. The decrease in mortgage-backed securities was primarily attributable to principal payments received during the period ended December 31, 1996.

Cash and cash equivalents increased $195,000 or 4.3% from $4.5 million to $4.7 million at December 31, 1996. The increase in cash was primarily attributable to the maturity of investment securities. During the period ended December 31, 1996 securities available for sale increased by $3.0 million or 22.4% from $13.5 million to $16.5 million.

Prepaid expenses and other assets decreased $989,000 or 36.0% from $2.7 million at June 30, 1996 to $1.8 million at December 31, 1996. Other assets at June 30, 1996 included a receivable of approximately $1.5 million which represented two securities that matured on June 30, 1996.

Total deposits increased $1.2 million or 1.4% from $85.8 million at June 30, 1996 to $87.0 million at December 31, 1996. Other liabilities during the period ended December 31, 1996 decreased approximately $518,000 or 49.5% from $1.0 million to $529,000. This decrease was primarily attributable to the payment of approximately $591,000 which represented the one-time special assessment by the Federal Deposit Insurance Corporation ("FDIC") for purposes of recapitalizing the Savings Association Insurance Fund ("SAIF").

Total equity decreased $2.4 million or 12.0% from $20.1 million at June 30, 1996 to $17.7 million at December 31, 1996. This decrease was attributable to the payment of dividends, the year-to-date loss which resulted from the one-time special assessment by the FDIC and the repurchase of 151,700 shares of outstanding common stock. Treasury stock increased by $2.0 million or 213.2% from $958,000 at June 30, 1996 to $3.0 million at December 31, 1996.


Comparison of Results of Operations for the Three Months and Six Months Ended December 31, 1996 and 1995.

The Association reported net income for the three months ended December 31, 1996 of $109,000 compared with net income of $120,000 for the three months ended December 31, 1995. The Association reported a net loss for the six month period ended December 31, 1996 of ($105,000) compared with net income of $241,000 for the six month period ended December 31, 1995. The net loss during the period was primarily attributable to the recognition of the one-time special assessment of approximately $591,000 by the FDIC, offset in part by a $69,000 reduction in income tax expense.

Net Interest Income. Net interest income for the three and six months ended December 31, 1996 was $763,000 and $1.5 million, respectively. Net interest income for the three and six months ended December 31, 1995 was $783,000 and $1.4 million, respectively. Total interest income decreased $60,000 or 3.1% from $2.0 million to $1.9 million for the three months ended December 31, 1995 and 1996, respectively. Total interest income increased $22,000 or 0.6% for the six month period ended December 31, 1996. Total interest expense decreased $40,000 or 3.4% from $1.2 million to $1.1 million for the three months ended December 31, 1996 compared with the three month period ended December 31, 1995. Total interest expense decreased $105,000 or 4.4% from $2.4 million to $2.3 million for the six months ended December 31, 1996 compared with the six months ended December 31, 1995. The increase in net interest income during the six month period was primarily attributable to additional funds received during the initial public offering.

Provision for Loan Losses. No provision for loan losses was deemed necessary in either of the three month or six month periods ended December 31, 1996 or 1995. The allowance for loan losses is based on management's evaluation of possible loan losses inherent in the Association's loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Non-interest Income. Non-interest income for the three month period ended December 31, 1996 was $16,000 as compared to $19,000 for the three month period ended December 31, 1995. For the six month period ended December 31, 1996 and 1995, non-interest income was $32,000 and $31,000, respectively.

Non-interest Expense. Non-interest expense increased $27,000 or 4.7% for the three month period ended December 31, 1996 from $578,000 to $608,000 at December 31, 1995 and 1996, respectively. For the six month period ended December 31, 1995 and 1996, non-interest expense increased $710,000 or 69.3% from $1.0 million to $1.7 million. This increase was primarily attributable to the recognition of the one-time special assessment by the FDIC in the amount of $591,000. Salaries and employee benefits decreased $30,000 or 7.6% for the three month period ended December 31, 1996 compared with the three month period ended December 31, 1995. For the six month period ended December 31, 1996, salaries and benefits increased $51,000 or 7.8% compared with the six month period ended December 31, 1995. This increase was primarily attributable to salary and benefit expenses related to the establishment of certain employee benefit plans, subsequent to the conversion. Other operating expenses increased $65,000 or 110.2% and $112,000 or 131.8% for the three and six month periods ended December 31, 1996 as compared to the three and six month periods ended December 31, 1995. This increase was primarily attributable to operating expenses relating to the operation of the holding company and professional fees associated with back-office operational improvements.

Provision for Income Taxes. For the three and six month periods ended December 31, 1996, provision for income tax expense decreased $39,000 and $236,000, respectively, as compared to the three and six month periods ended December 31, 1995. This decrease was primarily attributable to reduced income related to the recognition of the one-time special assessment by the FDIC in the amount of $591,000. As a result, income before income taxes decreased $50,000 and $582,000 for the three and six month periods ended December 31, 1996 as compared to the three and six month periods ended December 31, 1995.

Liquidity and Capital Resources. As a holding company, the Company conducts its business through its subsidiary, the Association. The Association is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5.0%. The Association's average liquidity ratio well exceeded the required maximums at and during the three and six month periods ended December 31, 1996. The Association adjusts its liquidity levels in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. The Association also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

The Association is required to maintain certain levels of regulatory capital. At December 31, 1996, the Association exceeded all minimum regulatory capital requirements.

            PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

    From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At December 31, 1996, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities

    None

Item 3.  Defaults Upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    On November 13, 1996, the registrant held its annual meeting of stockholders. At the meeting, the following directors were elected by the stockholders to serve for three year terms:

                                         Votes
                                   ________________                 Broker
                                     For      Withheld  Abstentions  Non-Votes
                                   -------    --------  -----------  ---------
         Thomas F. Dowling, III    1,145,061    6,150        0           0
         Gene B. Rutenberg         1,145,061    6,150        0           0
         Fred Taylor               1,145,061    6,150        0           0

Item 5.  Other Information

    On January 16, 1997, The Southern Banc Company, Inc. announced a dividend in the amount of $.0875 per share on or about March 14, 1997 to stockholders of record at the close of business on February 21, 1997.

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

    During the three month period ended December 31, 1996, The Southern Banc Company, Inc. repurchased a total of 151,700 shares of its currently outstanding common stock.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits
         Exhibit 27 - Financial Data Schedule

    (b)  Reports on Form 8-K
         None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE SOUTHERN BANC COMPANY



          February 7, 1997                       /s/ James B. Little, Jr.
Date:  _________________________            By: ___________________________
                                                   James B.  Little, Jr.
                                                 (Principal Executive and
                                                     Financial Officer)