Form 10QSB
period 1997-03-31
SOUTHERN BANC CO INC
filed 1997-05-15
CIK 946453

                           FORM 10-QSB

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1997



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
Yes  X    No
    ---     ----
        As of March 31, 1997, there were 1,230,313 shares of the registrant's Common Stock, par value $0.01 per share, issued and outstanding.

        Transitional small business disclosure format (check one): Yes_ No X

                 PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

                      THE SOUTHERN BANC COMPANY, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                    (Dollar Amounts in Thousands)

                                                    March 31,       June 30,
                                                     1997             1996
                                                 ------------     ------------
ASSETS                                           (Unaudited)

CASH AND CASH EQUIVALENTS                         $  5,462        $  4,535
SECURITIES AVAILABLE FOR SALE                       15,765          13,504
SECURITIES HELD TO MATURITY,
  fair values of $3,981 and
  $4,488, respectively                               4,018           4,514
LOANS RECEIVABLE, net                               35,442          33,145
MORTGAGE-BACKED SECURITIES HELD TO
  MATURITY, fair values of
  $41,868 and $48,370, respectively                 42,235          48,308
PREMISES AND EQUIPMENT, net                            273             279
OTHER ASSETS                                         1,783           2,744
                                                  --------        --------
TOTAL ASSETS                                      $104,978        $107,029
                                                  ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                          $ 86,570        $ 85,847
OTHER LIABILITIES                                      673           1,047
                                                  --------        --------
TOTAL LIABILITIES                                   87,243          86,894

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value, $.01 per share
    500,000 shares authorized; shares
    issued and outstanding -- none                       0               0
  Common stock, par value, $.01 per share
    3,500,000 authorized; 1,454,750 shares
    issued                                              15              15
  Treasury Stock at cost, 224,437 and 72,737
    shares                                          (3,000)           (958)
  Additional paid-in capital                        13,605          13,573
  Unearned ESOP compensation                        (1,983)         (2,117)
  Retained Earnings                                  9,227           9,702
  Unrealized gain (loss) on securities available
       for sale, net                                  (129)            (80)
                                                  --------        --------
TOTAL SHAREHOLDERS' EQUITY                          17,735          20,135
                                                  --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $104,978        $107,029
                                                  ========        ========

The accompanying notes are an integral part of these condensed consolidated statements.

                      THE SOUTHERN BANC COMPANY, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 FOR THE THREE AND NINE MONTH PERIODS ENDED

                        March 31, 1997 and 1996

                      (Dollar Amounts in Thousands)

                                      Three Months Ended         Nine Months Ended
                                          March 31,                  March 31,
                                     ---------------------    ---------------------
                                        1997        1996        1997         1996
                                     ----------   ---------    --------    --------
                                    (Unaudited)  (Unaudited)  (Unaudited) (Unaudited)
INTEREST INCOME:
  Interest and fees on loans        $      684    $      651   $    2,034  $    1,794
  Interest on mortgage-backed
    securities held to maturity            781           868        2,456       2,585
  Interest and dividends on
    securities                             323           348          966       1,080
  Other interest income                     56            96          208         300
                                    ----------    ----------   ----------  ----------
       Total interest income             1,844         1,963        5,664       5,759

INTEREST EXPENSE:
  Interest on deposits                   1,107         1,138        3,396       3,532
                                    ----------    ----------   ----------  ----------
       Net interest income                 737           825        2,268       2,227
  Provision for loan losses                  0             0            0           0
                                    ----------    ----------   ----------  ----------
       Net interest income after
         provision for loan losses         737           825        2,268       2,227
                                    ----------    ----------   ----------  ----------
NON-INTEREST INCOME:
  Fees & other non-interest income          16            23           48          54
                                    ----------    ----------   ----------  ----------
NON-INTEREST EXPENSE:
  Salaries and employee benefits           351           269        1,053         920
  Office building and equipment expenses    74            77          215         230
  Deposit insurance expense                  3            56          699         160
  Other operating expense                  117           136          315         253
                                    ----------    ----------   ----------  ----------
       Total non-interest expense          545           538        2,282       1,563
                                    ----------    ----------   ----------  ----------
  Income before income taxes               208           310           34         718

PROVISION FOR INCOME TAXES                  78           105            9         272
                                    ----------    ----------   ----------  ----------

       Net income                   $      130    $      205   $       25  $     446
                                    ==========    ==========   ==========  ==========

EARNINGS PER SHARE - PRIMARY        $     0.12    $     0.16   $     0.02  $    0.31
EARNINGS PER SHARE - DILUTED        $     0.12    $     0.16   $     0.02  $    0.31

WEIGHTED AVERAGE SHARES OUTSTANDING  1,040,936     1,252,851    1,120,961  1,454,750

DIVIDENDS DECLARED PER SHARE           $0.0875       $0.2600      $0.4375    $0.3500

The accompanying notes are an integral part of these condensed consolidated statements.

                       THE SOUTHERN BANC COMPANY, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the Nine Months Ended
                        March 31, 1997 and 1996

                      (Dollar Amounts in Thousands)

                                                           1997         1996
                                                         -------       -------
                                                        (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $    25       $   446
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                           78            48
      Amortization (accretion), net                          19            34
      Amortization of unearned compensation                 252             0
      Provision for loan losses                               0             0
      Change in assets and liabilities:
        (Increase) decrease in other assets                 961          (492)
        Increase (decrease) in other liabilities           (346)          115
                                                        -------       -------
        Total adjustments                                   964          (295)
                                                        -------       -------
        Net cash provided by (used in) operating
           activities                                       989           151
                                                        -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Proceeds from maturities of securities
     available for sale                                   1,500         3,345
  Proceeds from maturities of securities
     held to maturity                                       500         3,590
  Principal payments received on mortgage-backed
     securities held to maturity and available for sale   6,501         5,713
  Purchase of available for sale securities              (1,000)       (5,503)
  Purchase of securities held to maturity                     0        (2,500)
  Purchase of mortgage-backed securities
     held to maturity                                         0        (9,452)
  Purchase of mortgage-backed securities
     available for sale                                  (3,290)            0
  Purchase of loans                                        (291)            0
  Net loan (originations) repayments                     (2,006)       (5,092)
  Capital expenditures                                      (72)           (6)
                                                        -------       -------
        Net cash provided by (used in)
          investing activities                            1,842        (9,905)
                                                        -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase/(decrease) in deposits, net                      723        (4,631)
    Dividends paid                                         (206)         (510)
  Contributions to plan trusts                             (380)            0
  Net Proceeds from issuance of common stock                  0        12,641
  Purchase of treasury stock                             (2,042)            0
                                                        -------       -------
        Net cash provided by financing activities        (1,905)        7,500
                                                        -------       -------
  Net increase (decrease) in cash and cash equivalents      927        (2,254)

CASH AND CASH EQUIVALENTS, beginning of period            4,535         8,991
                                                        -------       -------
CASH AND CASH EQUIVALENTS, end of period                $ 5,462       $ 6,737
                                                        =======       =======

/TABLE

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

The accompanying unaudited condensed consolidated financial statements as of March 31, 1997 and June 30, 1996, and for the three and nine month periods ended March 31, 1997 and 1996, include the accounts of the Company, the Association, and the Association's wholly owned subsidiary, First Service Corporation of Gadsden. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three and nine months ended March 31, 1997 and 1996. Results of operations for the current interim period are not necessarily indicative of results expected for the entire fiscal year.

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

MANAGEMENT RECOGNITION PLAN
During fiscal 1996, the Association established a management recognition plan (the "MRP") which purchased 58,190 shares of the Company's common stock on the open market subsequent to the Conversion. The MRP provides for awards of common stock to directors and officers of the Association. A trust was formed for the purpose of purchasing shares of stock in the open market for awards of stock under the MRP. The aggregate fair market value of the shares purchased by the MRP is considered unearned compensation at the time of purchase and compensation is earned ratably over the stipulated vesting period. Unearned compensation related to the MRP is shown as a reduction to shareholders' equity in the accompanying consolidated statements of condition. The MRP Plan Trust held 58,190 issued and outstanding shares at March 31, 1997.

STOCK OPTION AND INCENTIVE PLAN
The Company has a stockholder approved Option and Incentive Plan (the "Option Plan"). The Option Plan provides for the grant of incentive stock options (ISO's) to employees and non-incentive stock options (non-ISO's) to non-employee directors. The exercise price is based on the market price of the common stock on the date of grant. A trust was formed for the purpose of purchasing shares of stock in the open market for issuance upon future exercises of stock options under the Option Plan. The Option Plan Trust held 36,366 issued and outstanding shares at March 31, 1997.

SIMPLIFIED EMPLOYEE PENSION PLAN
The Company established a Simplified Employee Pension Plan ("SEP")for all employees who have completed one year of service, pursuant to Section 408(k) of the Internal Revenue Code of 1986. The Company makes a discretionary contribution to the SEP on an annual basis.

4.  EARNINGS PER SHARE

Earnings per share have been computed based on the weighted average number of shares of common stock outstanding during the three and nine month periods ended March 31, 1997. Common stock outstanding for this purpose is comprised of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the MRP and Option Plan Trusts.

Fully diluted earnings per share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the three and nine month periods ended March 31, 1997. Common stock equivalents include unvested shares awarded under the MRP and unexercised options granted under the Option Plan, based on the average price of the common stock during the period.

Earnings per share for the nine month period ended March 31, 1996, is presented on a retroactive basis, as if the 1,454,750 shares had been outstanding during the entire period.

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

6.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, decrecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occuring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company adopted the provisions of this statement on January 1, 1997. Based on the Company's current operating activities, the adoption of this statement did not have an impact on the Company's financial condition or results of operations.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The
Company will adopt the Statement at fiscal year-end 1998.

Assuming the adoption of SFAS No. 128 and the Conversion of the Company had been consummated at July 1, 1995, the earnings per share amounts, on a pro forma basis, would have been as follows:

                         For the Nine         For the Nine
                         Months Ended         Months Ended
                        March 31, 1996       March 31, 1997
                        --------------       --------------
Basic and Diluted
  earnings per share        $ .31                 $ .02


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1997 AND JUNE 30,
1996.

Total assets decreased approximately $2.0 million or 1.92% from $107.0 million at June 30, 1996 to $105.0 million at March 31, 1997. During the period ended March 31, 1997, net loans increased approximately $2.3 million or 6.93% and mortgage-backed securities held to maturity decreased approximately $6.1 million or 12.57%. The decrease in mortgage-backed securities was primarily attributable to principal payments received during the period ended March 31, 1997.

Cash and cash equivalents increased $927,000 or 20.44% from $4.5 million to $5.5 million at March 31, 1997. The increase in cash was primarily attributable to the maturity of investment securities. During the period ended March 31, 1997 securities available for sale increased by $2.3 million or 16.74% from $13.5 million to $15.8 million.

Other assets decreased $961,000 or 35.02% from $2.7 million at June 30, 1996 to $1.8 million at March 31, 1997. Other assets at June 30, 1996 included a receivable of approximately $1.5 million which represented two securities that matured on June 30, 1996.

Total deposits increased $723,000 or 0.84% from $85.8 million at June 30, 1996 to $86.6 million at March 31, 1997. Other liabilities during the period ended March 31, 1997 decreased approximately $374,000 or 35.72% from $1.0 million to $673,000. This decrease was primarily attributable to the payment of approximately $591,000 which represented the one-time special assessment by the Federal Deposit Insurance Corporation ("FDIC") for purposes of recapitalizing the Savings Association Insurance Fund ("SAIF").

Total equity decreased $2.4 million or 11.92% from $20.1 million at June 30, 1996 to $17.7 million at March 31, 1997. This decrease was attributable to the payment of stock dividends, the year-to-date loss which resulted from the one-time special assessment by the FDIC and the repurchase of 151,700 shares of outstanding common stock. Treasury stock increased by $2.0 million or 213.15% from $958,000 at June 30, 1996 to $3.0 million at March 31, 1997.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE
MONTHS ENDED MARCH 31, 1997 AND 1996.

The Association reported net income for the three months ended March 31, 1997 of $130,000 compared with net income of $205,000 for the three months ended March 31, 1996. This decrease was primarily attributable to salary and benefit expenses related to the establishment of certain employee benefit plans, following the conversion. The Association reported net income for the nine month period ended March 31, 1997 of $25,000 compared with net income of $446,000 for the nine month period ended March 31, 1996. The decrease in the net profit during the period was primarily attributable to the recognition of the one-time special assessment of approximately $591,000 by the FDIC, offset in part by a $69,000 reduction in income tax expense.

NET INTEREST INCOME. Net interest income for the three and nine months ended March 31, 1997 was $737,000 and $2.3 million, respectively. Net interest income for the three and nine months ended March 31, 1996 was $825,000 and $2.2 million, respectively. Total interest income decreased $119,000 or 6.1% from $2.0 million to $1.8 million for the three months ended March 31, 1996 and 1997, respectively. This decrease was primarily attributable to the maturity of securities during the three month period. Total interest income decreased $95,000 or 1.7% for the nine month period ended March 31, 1997. Total interest expense decreased $31,000 or 2.7% for the three months ended March 31, 1997 compared with the three month period ended March 31, 1996. Total interest expense decreased $136,000 or 3.9% from $3.5 million to $3.4 million for the nine months ended March 31, 1997 compared with the nine months ended March 31, 1996. The increase in net interest income during the nine month period was primarily attributable to additional funds received during the initial public offering.

PROVISION FOR LOAN LOSSES. No provision for loan losses was deemed necessary in either of the three month or nine month periods ended March 31, 1997 or 1996. The allowance for loan losses is based on management's evaluation of possible loan losses inherent in the Association's loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

NON-INTEREST INCOME. Non-interest income for the three month period ended March 31, 1997 was $16,000 as compared to $23,000 for the three month period ended March 31, 1996. For the nine month period ended March 31, 1997 and 1996, non-interest income was $48,000 and $54,000, respectively.

NON-INTEREST EXPENSE. Non-interest expense increased $7,000 or 1.3% for the three month period ended March 31, 1997 from $538,000 to $545,000 at March 31, 1996 and 1997, respectively.
For the nine month period ended March 31, 1997 and 1996, non-interest expense increased $719,000 or 46.0% from $1.6 million to $2.3 million. This increase was primarily attributable to the recognition of the one-time special assessment by the FDIC in the amount of $591,000. Salaries and employee benefits increased $82,000 or 30.5% for the three month period ended March 31, 1997 compared with the three month period ended March 31, 1996. This increase is primarily attributable to the establishment of the MRP on April 10, 1996. For the nine month period ended March 31, 1997, salaries and benefits increased $133,000 or 14.5% compared with the nine month period ended March 31, 1996. This increase was primarily attributable to salary and benefit expenses related to the establishment of certain employee benefit plans, subsequent to the conversion. Other operating expenses decreased $19,000 or 14.0% and increased $62,000 or 24.5% for the three and nine month periods ended March 31, 1997 as compared to the three and nine month periods ended March 31, 1996. This increase was primarily attributable to operating expenses relating to the operation of the holding company and professional fees associated with back-office operational improvements.

PROVISION FOR INCOME TAXES. For the three and nine month periods ended March 31, 1997, provision for income tax expense decreased $27,000 and $263,000, respectively, as compared to the three and nine month periods ended March 31, 1996. This decrease was primarily attributable to reduced income related to the recognition of the one-time special assessment by the FDIC in the amount of $591,000. As a result, income before income taxes decreased $102,000 and $684,000 for the three and nine month periods ended March 31, 1997 as compared to the three and nine month periods ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES. As a holding company, the Company conducts its business through its subsidiary, the Association. The Association is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5.0%. The Association's average liquidity ratio well exceeded the required maximums at and during the three and nine month periods ended March 31, 1997. The Association adjusts its liquidity levels in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. The Association also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

The Association is required to maintain certain levels of regulatory capital. At March 31, 1997, the Association exceeded all minimum regulatory capital requirements.

                     PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 1997, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2.  CHANGES IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

On April 17, 1997, The Southern Banc Company, Inc. announced a dividend in the amount of $0.875 per share on or about June 13, 1997 to stockholders of record at the close of business on May
16, 1997.

On November 1, 1996, The Southern Banc Company, Inc. announced that it was commencing a stock repurchase program to acquire up to fifteen percent of its currently outstanding common stock, or 207,301 shares. During the nine month period ended March 31, 1997, The Southern Banc Company, Inc. has repurchased a total of 151,700 shares of its currently outstanding common stock. No shares were repurchased during the three month period ended March 31, 1997. These stock repurchases are independent from, and would be in addition to, stock repurchases on behalf of the company's stock benefit plans, if any. This program will be dependent upon market conditions, and there is no guarantee as to the exact number of shares to be repurchased by the company.

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


                               THE SOUTHERN BANC COMPANY



Date:  May 8, 1997             By: /s/ James B. Little, Jr.
                                   -----------------------------------
                                   James B.  Little, Jr.
                                   (Principal Executive and Financial
                                   Officer)