Form 10KSB
period 1997-06-30
SOUTHERN BANC CO INC
filed 1997-09-29
CIK 946453

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1997

                        Commission File Number: 1-13964

                        THE SOUTHERN BANC COMPANY, INC.
    ______________________________________________________________________
       (Exact name of small business issuer as specified in its charter)

         Delaware                                       63-1146351
________________________________           ____________________________________
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

221 S. 6th Street, Gadsden, Alabama                                  35901
_________________________________________                        _____________
(Address of principal executive offices)                           (Zip Code)

     The registrant's telephone number, including area code: (205) 543-3860

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share

The registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-KSB.

The registrant's revenues for its most recent fiscal year were $142,631.

The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant at September 19, 1997 was approximately $15.4 million (based on 953,809 shares at the most recent trading price of which management was aware ($16.125 on September 19, 1997) (for this purpose, the registrant's directors and executive officers and stock benefit plans and trusts have not been deemed to be non-affiliates).

The total number of outstanding shares of the registrant's common stock at September 19, 1997 was 1,230,313.

Transitional small business disclosure format: No.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the part of this report into which the document is incorporated:

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 1997 (the "Annual Report"). (Parts I and II)

2. Portions of the Proxy Statement for the registrant's 1997 Annual Meeting of Stockholders (the "Proxy Statement"). (Part III)

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

          The Southern Banc Company, Inc. The Southern Banc Company, Inc. (the "Company") was incorporated under the laws of the State of Delaware in May 1995 at the direction of management of First Federal Savings and Loan Association of Gadsden (the "Association") for the purpose of serving as a savings institution holding company of the Association upon the acquisition of all of the capital stock issued by the Association upon the Conversion. Before the Conversion, the Company did not engage in any material operations. After the Conversion, the Company's principal assets have been the outstanding capital stock of the Association, a portion of the net proceeds of the Conversion and a note receivable from the Company's Employee Stock Ownership Plan ("ESOP"), and the Company's principal business has been the business of the Association and its subsidiaries.

          The holding company structure permits the Company to expand the financial services offered through the Association. As a holding company, the Company has greater flexibility than the Association to diversify its business activities through existing or newly formed subsidiaries or through acquisition
or merger with other financial institutions.   The Company is classified as a
unitary savings institution holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"). As long as the Company remains a unitary savings institution holding company, under current law the Company could diversify its activities in such a manner as to include any activities allowed by law or regulation to a unitary savings institution holding company. See "Proposed Regulatory Changes" below.

          The Company's executive offices are located at 221 S. 6th Street, Gadsden, Alabama 35901, and its telephone number is (205) 543-3860.

          First Federal Savings and Loan Association of Gadsden. The Association is a conservative and independent community-oriented savings
institution dedicated to providing quality customer service.   The Association
was organized in 1936 as a federally chartered mutual savings and loan association, at which time it also became a member of the Federal Home Loan Bank ("FHLB") System and obtained federal deposit insurance. The Association currently operates through four banking offices located in Gadsden, Albertville, Guntersville and Centre, Alabama. At June 30, 1997, the Association had total assets of $105.4 million, deposits of $86.8 million and stockholders' equity of $17.9 million, or 17.0% of total assets.

          As a federally chartered savings institution, the Association is subject to extensive regulation by the OTS. The lending activities and other investments of the Association must comply with various federal regulatory requirements, and the OTS periodically examines the Association for compliance with various regulatory requirements. The Federal Deposit Insurance Corporation ("FDIC") also has the authority to conduct special examinations. The Association must file reports with OTS describing its activities and financial condition and is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). See "Proposed Regulatory Changes" below.

PROPOSED REGULATORY CHANGES

          Legislation proposed in the United States Congress could have a profound impact on the banking and thrift industries and the operations of commercial banks and thrift institutions, including the Association. Such legislation includes proposals to eliminate regulatory distinctions between institutions chartered as banks and savings associations under federal law and would ease the merger of the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"), the two deposit insurance funds. The legislation also could require federally chartered savings associations to convert to federally chartered commercial banks or to state chartered institutions, probably by a specified date. The legislation under consideration is subject to continuing review and major revision and might not be adopted soon or ever.

BUSINESS STRATEGY

          The Association's business strategy has been to operate as a profitable and independent community-oriented savings institution dedicated to providing quality customer service. Generally, the Association has sought to implement this strategy by using retail deposits as its sources of funds and maintaining most of its assets in mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA") and the Federal National Mortgage Association ("FNMA"), loans secured by owner-occupied one- to four-family residential real estate located in the Association's market area, U.S. government and agency securities, interest-earning deposits, cash and equivalents and consumer loans. The Association's business strategy incorporates the following key elements: (1) remaining a community-oriented financial institution while maintaining a strong core customer base by providing quality service and offering customers the access to senior management and services that a community-based institution can offer; (2) attracting a relatively strong retail deposit base from the communities served by the Association's four banking offices; (3) maintaining asset quality by emphasizing investment in local residential mortgage loans, mortgage-backed securities and other securities issued or guaranteed by the U.S. government or agencies thereof; and (4) maintaining liquidity and capital substantially in excess of regulatory requirements.

MARKET AREA

          The Association considers its primary market area to consist of Etowah, Cherokee and Marshall Counties in which the Association has its four offices. The City of Gadsden in which the Association's main office is located is in Etowah County, approximately 65 miles northeast of Birmingham, Alabama. Based upon the 1990 population census, the combined population of Etowah, Cherokee and Marshall Counties was approximately 100,000.

          The economy in the Association's market area includes a mixture of manufacturing and agriculture. Large local employers include Goodyear Tire and Rubber Company which has a plant located in Etowah County and Gulf States Steel Corp., a local manufacturer of steel. According to the Alabama Department of Industrial Relations, the unemployment rates for June 1997 in Etowah, Cherokee and Marshall Counties were 5.2%, 4.6% and 5.6%, respectively, as compared to 4.5% for the state of Alabama.

COMPETITION

          The Association experiences substantial competition both in attracting and retaining savings deposits and in the making of mortgage and other loans.

          Direct competition for savings deposits comes from other savings institutions, credit unions, regional bank holding companies and commercial banks located in its primary market area. Significant competition for the Association's other deposit products and services comes from money market mutual funds and brokerage firms. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions. Competition for origination or real estate loans normally comes from other savings institutions, commercial banks, credit unions, mortgage bankers, and mortgage brokers.

          The Association's primary competition comes from institutions headquartered in the Association's market area as well as numerous additional commercial banks which have branch offices located in the Association's market area. Many competing financial institutions have financial resources substantially greater than the Association and offer a wider variety of deposit and loan products.

LENDING ACTIVITIES

          General. The Association's principal lending activity consists of the origination of loans secured by mortgages on existing one- to four-family residences in the Association's market area. The Association also makes a variety of consumer loans and limited amounts of non-residential real estate loans. Historically, the Association has not made commercial business loans.

          Savings institutions generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 15% of unimpaired capital and surplus.

          At June 30, 1997, the maximum amount that the Association could have loaned to any one borrower without prior OTS approval was $4.5 million. At such date, the largest aggregate amount of loans that the Association had outstanding to any one borrower was approximately $200,000.

          Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Association's loan portfolio by type of loan at the dates indicated. At June 30, 1997, the Association had no concentrations of loans exceeding 10% of total loans that are not disclosed below.

                                                       At June 30,
                                        -----------------------------------
                                              1997                1996
                                        ----------------   ----------------
                                        Amount       %     Amount       %
                                        ------    ------   -------   ------
                                                  (Dollars in thousands)
Type of Loan:
------------
Real estate loans:
 One- to four-family residential (1)..  $32,678    90.32%  $30,627    92.40%
 Non-residential......................      278     0.77       178     0.54
Consumer and savings account loans....    3,226     8.91     2,420     7.30
Other loans...........................       --       --        22     0.07
                                        -------   ------   -------   ------
Total gross loans.....................   36,182   100.00    33,247   100.31

Less:
 Unearned income......................      133     0.37       124     0.37
 Discounts on loans purchased.........       --       --        (1)      --
 Deferred loan fees (costs), net......     (207)   (0.58)      (99)   (0.30)
 Allowance for loan losses............       76     0.21        78     0.24
                                        -------   ------   -------   ------
  Total...............................  $36,180   100.00%  $33,145   100.00%
                                        =======   ======   =======   ======

_______________
(1) One- to four-family residential includes second mortgage loans on which the Association also has the first mortgage. The proceeds of these second mortgage loans were used for improvements and consumer purposes. Second mortgage loan balances at June 30, 1997 and 1996 were approximately $1.1 million and $580,000, respectively.

          The following table sets forth information at June 30, 1997 regarding the dollar amount of loans maturing or repricing in the Association's portfolio,
based on contractual terms to maturity or repricing period.   Demand loans,
loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                                                             Due after
                                                                             3 through       Due after     Due after
                                                                            5 years after    5 through     10 through
                                                                               after       10 years after   20 years
                                         Due during the year ending June 30,  June 30,         June 30,     June  30,
                                         ----------------------------------
                                             1998        1999        2000     1997            1997          1997       Total
                                             ----        ----        ----     ----            ----          ----       -----
                                                                                  (In thousands)
 Real estate (1)...................        $  785       $ 211        $ 217      $1,516        $9,806       $20,421     $32,956
Consumer and savings
  accounts.........................         1,933         156          402         735            --            --       3,226
                                           ------       -----        -----      ------        ------       -------     -------
Total..............................        $2,718       $ 367        $ 619      $2,251        $9,806       $20,421     $36,182
                                           ======       =====        =====      ======        ======       =======     =======

______________
(1) Real estate mortgage loans includes second mortgage loans on which the Association also has the first mortgage. The proceeds of these second mortgage loans were used for improvements and consumer purposes. Second mortgage loan balances at June 30, 1997 totaled $1.1 million.

          The following table sets forth at June 30, 1997, the dollar amount of gross loans due after one year after that date, based upon contractual maturity dates or period to reprice, and whether such loans have fixed or adjustable rates.

                                          Predetermined    Floating or
                                              Rate       Adjustable Rates
                                          -------------  ----------------
                                                 (In thousands)
         Real estate....................       $29,162          $3,794
         Consumer and savings account...         3,226              --
                                               -------          ------
             Total......................       $32,388          $3,794
                                               =======          ======

          Scheduled contractual principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of long-term loans is substantially less than their contractual terms, due to prepayments. The average life of mortgage loans tends to increase when current mortgage loan market rates are higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are lower than rates on existing mortgage loans.

          Originations, Purchases and Sales of Loans. The following table sets forth information with respect to the Association's originations of loans during the periods indicated. The increase in originations during fiscal 1997 and 1996 was attributed to increased marketing efforts.

                                        Year Ended June 30,
                                     -----------------------------
                                      1997         1996       1995
                                     ------       ------     -----
                                             (In thousands)
Loans originated:
 Real estate loans:
  One- to four-family..............  $7,578      $7,283     $3,528
  Non-residential..................     125          --         --
 Consumer and savings account (1)..   2,069       1,797      2,328
                                     ------      ------     ------
   Total loans originated..........  $9,772      $9,080     $5,856
                                     ======      ======     ======

____________
(1) Consumer and savings account includes second mortgage loans on which the Association also has the first mortgage. The proceeds of these second mortgage loans were used for improvements and consumer purposes. Second mortgage loans originations for the years ended June 30, 1997, 1996 and 1995 were $354,827, $167,935 and $338,593, respectively.

     During fiscal 1997, the Association purchased 3 real estate loans totalling $291,151 from a financial institution in Tuscaloosa, Alabama. The Association has not sold any loans in recent years.

          One- to Four-Family Residential Lending. Historically, the Association's principal lending activity has been the origination of fixed rate loans secured by first mortgages on existing one- to four-family residences in the Association's market area. The purchase price or appraised value of most of such residences generally has been between $24,000 and $290,000, with the Association's loan amounts averaging approximately $50,000. At June 30, 1997, $32.7 million, or 90.3%, of the Association's total loans were secured by one-to four-family residences, a substantial portion of which were existing, owner-occupied, single-family residences in the Association's market area. At June 30, 1997, $29.2 million, or 89.2%, of the Association's one- to four-family residential loans had fixed rates and $3.5 million, or 10.8%, had adjustable rates.

          The Association's one- to four-family residential mortgage loans generally are for terms of up to 21 years, amortized on a monthly basis, with principal and interest due each month. The majority of the Association's one- to four-family mortgage loans are underwritten with terms of 15 years or less. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. These loans customarily contain "due-on-sale" clauses which permit the Association to accelerate repayment of a loan upon transfer of ownership of the mortgaged property. In January 1995, the Association introduced a new mortgage loan product which provides for a term of up to 21 years with the interest rate increasing one percentage point every seven years. This increase is not contingent upon any corresponding increase in market interest rates. As of June 30, 1997, the Association had originated $2.3 million of these graduated rate loans. The Association intends to continue originating such loans subject to market demands.

          The Association's lending policies generally limit the maximum loan-to-value ratio on one- to four-family residential mortgage loans secured by owner-occupied properties to 90% of the lesser of the appraised value or purchase price for loans up to $250,000. The Association's lending policies generally require private mortgage insurance for any loan that exceeds an 80% loan-to-value ratio. Pursuant to its "First-Time Home Buyer Plan," the Association may lend up to 100% of the purchase price of a one- to four-family residence provided that the borrower (or third party) provides additional collateral in the form of a pledge of a savings deposit or certificate of deposit equal to 25% of the loan amount for loans up to 15 years and 28% of the loan amount for loans with terms greater than 15 years up to 21 years. Securities may also be pledged as additional collateral but such securities must have a current market value equal to 140% of the required collateral amount.

          The Association has not originated any adjustable rate, one- to four-family residential mortgage loans in recent years. However, total loans at June 30, 1997 included adjustable rate loans with an aggregate principal balance of $3.8 million, substantially all of which were purchased during fiscal 1996. The rates at which interest accrues on these loans are adjustable annually, generally with limitations on adjustments of 2.0% per adjustment period and 6.0%
- 6.5% over the life of the loan. While such loans may include initial discounted rates, they were underwritten and borrowers were qualified based on the fully indexed interest rate. The Association's adjustable rate loans do not permit negative amortization.

          The Association also originates second mortgage loans on properties for which the Association holds the first mortgage. Such loans, when combined with the first mortgage, generally are limited to 75% of the appraised value. Such loans have a fixed rate and a maximum term of 10 years.

          The retention of adjustable and graduated rate loans in the Association's portfolio helps reduce the Association's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable and graduated rate loans may increase due to increases in interest costs to borrowers. Further, adjustable and graduated rate loans which provide for initial rates of interest below the fully indexed rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate. Further, although adjustable rate loans allow the Association to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed rate period before the first adjustment and the periodic and lifetime interest rate adjustment limitations and the ability of borrowers to convert the loans to fixed rates. Accordingly, there can be no assurance that yields on the Association's adjustable rate loans will fully adjust to compensate for increases in the Association's cost of funds. Finally, adjustable rate loans increase the Association's exposure to decreases in prevailing market interest rates, although decreases in the Association's cost of funds tend to offset this effect.

          Consumer Lending. The Association's consumer loans consist of home equity lines of credit secured by first or second mortgages on single-family residences in the Association's market area, new and used automobile loans and demand loans secured by savings accounts at the Association. These loans totaled approximately $664,000, $1.3 million and $609,000, respectively, at June 30, 1997. Management plans to continue the Association's expansion of these programs as part of the Association's plan to provide a wider range of financial services to the Association's customers while increasing the Association's portfolio yields.

          The Association makes home equity lines of credit secured by the borrower's residence. These loans, combined with the first mortgage loan, which usually is from the Association, generally are limited to 75% of the appraised value of the residence as long as the first mortgage is held by the Association and 65% if the first mortgage is held by another lender. Home equity lines of credit are open-end with the rate on such loans adjusting monthly based on the Prime Rate as published in the Wall Street Journal as of the first day of the month plus 1.5%.

          The Association's new and used automobile loans generally are underwritten in amounts up to 85% of the purchase price, dealer cost or the loan value as published by the National Automobile Dealers Association or the "Black Book." The terms of such loans generally do not exceed 60 months with loans for older used cars underwritten for shorter terms. The Association requires that the vehicles be insured and that the Association be listed as loss payee on the insurance policy. The Association originates a portion of its automobile loans on an indirect basis through various dealerships located in its market area.
See " -- Loan Solicitation and Processing."

          The Association generally makes savings account loans for up to 80% of the balance of the account. The interest rate on these loans is generally two percentage points above the rate paid on the account, and interest is billed on a monthly basis. These loans are payable on demand, and the account must be pledged as collateral to secure the loan.

          Consumer loans generally involve more risk than first mortgage loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against the Association, and a borrower may be able to assert against the Association claims and defenses which it has against the seller of the underlying collateral. In underwriting consumer loans, the Association considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral.

          Loan Solicitation and Processing. The Association's loan originations are derived from a number of sources, including referrals by realtors, builders, depositors, borrowers as well as walk-in customers. In addition, the Association originates a portion of its automobile loans on an indirect basis through various dealerships located in the Association's market area. The Association's solicitation programs consist of calls by the Association's officers to local realtors and builders and advertisements in local newspapers, billboards and real estate-related periodicals. Real estate loans are originated by the Association's staff loan officers and executive officers, none of whom receives commissions for loan originations. Loan applications are accepted at each of the Association's offices for processing and approval.

          Upon receipt of a loan application from a prospective borrower, the Association's staff preliminarily reviews the information provided and makes an initial determination regarding the qualification of the borrower. If not disapproved, the application then is placed in processing, and a credit report, verifications and other information is generally gathered relating to the loan applicant's employment, income and credit standing. It is the Association's policy to obtain an appraisal of the real estate intended to secure a proposed mortgage loan from an Association-approved appraiser. The Association requires that all borrowers complete an environmental questionnaire. Except when the Association becomes aware of a particular risk of environmental contamination, the Association generally does not obtain a formal environmental report on the real estate at the time a loan is made.

          It is the Association's policy to record a lien on the real estate securing the loan and, in most instances, to obtain a title insurance policy which insures that the property is free of prior encumbrances. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a designated flood plain, paid flood insurance policies.

          The Board of Directors has the overall responsibility and authority for general supervision of the Association's loan policies. The Board has established written lending policies for the Association. All mortgage loans are approved by a loan committee consisting of three members of the Board of Directors. Consumer loans up to $15,000 may be approved by individual loan
officers.   Consumer loans of $15,000 or greater must be approved by at least two members of the Association's consumer loan committee which is comprised of all of the Association's loan officers. Loan applicants are promptly notified of the decision of the Association. It has been management's experience that substantially all approved loans are funded.

          Interest Rates and Loan Fees.   Interest rates charged by the
Association on mortgage loans are primarily determined by competitive loan rates offered in its market area and the Association's minimum yield requirements. Mortgage loan rates reflect factors such as prevailing market interest rate levels, the supply of money available to the savings industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the federal government, including the Federal Reserve Board, the general supply of money in the economy, tax policies and governmental budget matters.

          The Association receives fees in connection with loan originations, loan modifications, late payments and changes of property ownership and for miscellaneous services related to its loans. Loan origination fees are calculated as a percentage of the loan principal. The Association typically receives fees of up to 1.0% in connection with the origination of fixed rate mortgage loans. The excess, if any, of loan origination fees over direct loan origination expenses is deferred and accreted into income over the contractual life of the loan using the interest method. If a loan is prepaid, refinanced or sold, all remaining deferred fees with respect to such loan are taken into income at such time.

          Collection Policies. When a borrower fails to make a payment on a loan, the Association generally takes prompt steps to have the delinquency cured and the loan restored to current status. Once the payment grace period has expired (in most instances 15 days after the due date), a late notice is mailed to the borrower, and a late charge is imposed, if applicable. All loans on which payments are 30 or more days delinquent are designated as "special mention." The Association's Board of Directors reviews a list of all classified assets on a monthly basis. See " -- Asset Classification, Allowances for Losses and Non-performing Assets." If a loan remains delinquent 90 days or more, the Association generally makes demand for payment and/or initiates foreclosure or other legal proceedings.

          Asset Classification, Allowances for Losses and Non-performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, an institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount.

Federal examiners may disagree with an institution's classifications. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Association regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications on a monthly basis. At June 30, 1997, the Association had no assets classified as loss, no assets classified as doubtful, no assets classified as substandard and $772,000 of assets designated as special mention.

          In extending credit, the Association recognizes that losses will occur and that the risk of loss will vary with, among other things, the type of credit being extended, the creditworthiness of the obligor over the term of the obligation, general economic conditions and, in the case of a secured obligation, the quality of the security. It is management's policy to maintain allowances for losses based on, among other things, regular reviews of delinquencies and credit portfolio quality, character and size, the Association's and the industry's historical and projected loss experience and current and forecasted economic conditions. The Association increases its allowance for loan losses by charging provisions for losses against the Association's income. Federal examiners may disagree with an institution's allowance for loan losses.

          Management actively monitors the Association's asset quality and charges off loans against the allowance for losses on such loans and makes additional loss provisions in its discretion. Although management believes it uses the best information available to make determinations with respect to the allowance for losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

          The Association's methodology for maintaining the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not yet been identified. Management conducts regular reviews of the Association's assets and evaluates the adequacy of its allowance for loan losses based on an assessment of risk in the Association's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally.
Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value or net realizable value of the security.

          At the date of foreclosure or other repossession, the Association transfers the property to real estate acquired in settlement of loans at the lower of recorded investment in the loan or fair value, net of estimated cost of disposition. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through an appraisal at the time of foreclosure. Any amount of the recorded investment in the loan in excess of fair value is charged-off against the allowance for loan losses. Subsequent to foreclosure, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate may be recorded if certain conditions are met. At June 30, 1997, the Association had no properties acquired in settlement of loans.

          The following table sets forth an analysis of the Association's allowance for loan losses for the periods indicated.


                                               Year Ended June 30,
                                        -------------------------------
                                         1997         1996         1995
                                        ------       -----         ----
                                                    (In thousands)
Balance at beginning of period......... $  78        $  80       $  40

Charge-offs............................    (2)          (2)         --

Recoveries.............................    --           --          --

Provision for loan losses..............    --           --          40
                                        -----        -----       -----

Balance at end of period............... $  76        $  78       $  80


          The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                              At June 30,
                                       --------------------------------------------------------------
                                            1997                 1996                     1995
                                       ------------          ---------------      -----------------

                                                         Percent                 Percent             Percent
                                                        of Loans                 of Loans            of Loans
                                                       in Category             in Category         in Category
                                                         to Total               to Total             to Total
                                         Amount          Loans       Amount     Loans       Amount     Loans
                                       -----------    ------------  --------  ---------    -------   -------
                                                             (Dollars in thousands)
Real estate loans:
  One- to four-family residential....        $  24        90.27%     $  24      92.11%    $  24      90.05%
  Non-residential....................           --         0.77         --       0.54        --       0.79
Consumer and savings account loans...           28         8.36         30       7.28        32       9.05
Other loans..........................           24         0.60         24       0.07        24       0.11
                                             -----       ------      -----     ------     -----     ------

    Total allowance for loan losses..        $  76       100.00%     $  78     100.00%    $  80    100.00%
                                             =====       ======      =====     ======     =====    ======

          The Association ceases accrual of interest on a loan when payment on the loan is delinquent in excess of 90 days. Income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments has been reestablished, in which case the loan is returned to accrual status.

          The following table sets forth information with respect to the Association's non-performing assets at the dates indicated.


                                                                          At June 30,
                                                            -------------------------------------

                                                                1997         1996        1995
                                                            -----------    ---------   ----------
                                                                      (Dollars in thousands)
   ........................................................
Loans accounted for on a non-accrual basis: (1)
  Real estate loans:
   One- to four-family residential.........................    $  --        $   --        $  48
   Non-residential.........................................       --            --           --
  Consumer and savings account loans.......................       --            --           --
  Other loans..............................................       --            --           --
                                                               -----        ------        -----
   Total....................................................   $  --        $   --        $  48
                                                               =====        ======        =====

Accruing loans which are contractually
 past due 90 days or more:
  Real estate loans:
   One- to four-family residential.........................    $  --        $   --        $  --
   Non-residential.........................................       --            --           --
  Consumer and savings account loans.......................       --            --           --
  Other loans..............................................       --            --           --
                                                               -----        ------        -----
   Total...................................................    $            $   --        $  --
                                                               =====        ======        =====

   Total of non-accrual and accruing
    loans 90 days past due loans...........................    $  --        $   --        $  48
                                                               =====        ======        =====

Percentage of total loans..................................       --%           --%        0.18%
                                                               =====        ======        =====

Other non-performing assets (2)............................    $  --        $   --        $  --
                                                               =====        ======        =====

Percentage of total assets.................................       --%           --%        0.05%
                                                               =====        ======        =====

_________________
(1) The Association ceases accrual of interest on a loan when payment on the loan is delinquent in excess of 90 days. Income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments has been reestablished, in which case the loan is returned to accrual status.

(2) Other non-performing assets may include real estate or other assets acquired by the Association through foreclosure or repossession. Real estate owned is recorded at the lower of the recorded investment in the loan or fair value of the property, less estimated costs of disposition.

          Interest income foregone on non-accrual loans was considered insignificant for the year ended June 30, 1997.

          At June 30, 1997, management had identified no loans which were not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms.

INVESTMENT ACTIVITIES

          The Association is permitted under federal law to make certain investments, including investments in securities issued by FNMA, FHLMC, GNMA, various federal agencies and state and municipal governments, deposits at the FHLB of Atlanta, certificates of deposits in federally insured institutions, certain bankers' acceptances and federal funds. The Association may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Association to maintain an investment in FHLB of Atlanta stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings institutions are required to maintain. For additional information, see "Regulation -- Regulation of the Association -- Liquidity Requirements."

          The Association invests in investment securities in order to diversify its assets, manage cash flow and interest rate risk, obtain yield and maintain the minimum levels of qualified and liquid assets required by regulatory authorities. The investment activities of the Association consist primarily of investments in mortgage-backed securities, U.S. Treasury and U.S. Government agency securities and other securities. Investment decisions are generally made by the President of the Association and are ratified by the Board of Directors. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Association's investment policy. The Association's investment policy does not permit the Association to invest in any futures, options or high risk mortgage derivatives, including residual interests in collateralized mortgage obligations and other real estate mortgage investment conduits, stripped mortgage-backed securities and other investments that exhibit a high degree of price volatility.

          The Association adopted SFAS No. 115 as of June 30, 1993. Upon implementation of SFAS No. 115, certain investment and mortgage-backed securities were transferred to a portfolio of securities designated as available for sale. The remaining securities are considered to be held to maturity. Securities designated as "available for sale" are carried at their fair value with unrealized gains or losses, net of tax effect, recognized in equity. Securities designated as held to maturity are carried at amortized cost. At June 30, 1997, investment securities with an aggregate amortized cost of $17.7 million and an aggregate fair value of $17.6 million were included in the portfolio of securities designated as available for sale. The aggregate impact on equity was an decrease of $100,000 at June 30, 1997. Securities designated as "held to maturity" are those assets which the Association has the ability and management has the intent to hold to maturity. Upon acquisition, securities are classified as to the Association's intent. For additional information, see Notes 7 and 8 of Notes to Consolidated Financial Statements in the Annual Report filed as Exhibit 13 of this report.

          Mortgage-Backed Securities. The Association maintains a substantial portfolio of mortgage-backed securities in the form of GNMA, FHLMC and FNMA participation certificates. GNMA, FHLMC and FNMA certificates are each guaranteed by their respective agencies as to principal and interest, and GNMA certificates are backed by the full faith and credit of the U.S. Government. Mortgage-backed securities generally entitle the Association to receive a pro rata portion of the cash flows from an identified pool of mortgages. Although mortgage-backed securities generally yield less than the loans which are exchanged for such securities, they present substantially lower credit risk, they are more liquid than individual mortgage loans, and they may be used to collateralize obligations of the Association. In addition, the Association's portfolio of mortgage-backed securities qualify as "Qualified Thrift Investments" for purposes of determining the Association's compliance with the "Qualified Thrift Lender" test and may also be considered for purposes of meeting certain definitional tests prescribed by the Internal Revenue Code which entitle thrift institutions to favorable tax treatment. See "Regulation of the Association -- Qualified Thrift Lender Test" and "Taxation -- Federal Income Taxation."

          Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have similar maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgage loans. Mortgage-backed securities generally are referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

          The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated life of the securities using a level yield method. Prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

          The Association's mortgage-backed securities portfolio consists primarily of seasoned fixed-rate and adjustable rate mortgage-backed securities. At June 30, 1997, the Association had $40.4 million in mortgage-backed securities (representing 38.3% total assets) which are considered to be held to maturity and which are insured or guaranteed by FNMA, FHLMC or GNMA.

          Agency Notes. The Association has also invested in notes issued by the FHLB, FHLMC, FNMA and the Student Loan Marketing Association ("SLMA"). Such notes had an aggregate balance of $8.5 million at June 30, 1997 and are neither insured nor guaranteed by the United States.

          These notes provide for interest rates to increase at specified intervals to pre-established rates. The issuing agency has the right to prepay such notes at face value at certain pre-established dates. The weighted average maturity and coupon rate of the Association's agency notes were 53 months and 6.57%, respectively, at June 30, 1997.

          The following table sets forth the carrying value of the Association's investment portfolio at the dates indicated.


                                                      At June 30,
                                                 --------------------
                                                 1997            1996
                                                 ----            ----
                                                     (In thousands)
Securities available for sale: (1)
 U.S. Treasury and U.S. government agencies....  $12,389       $11,314
 Mortgage-backed securities....................    4,437         1,425
 Federal Home Loan Bank stock..................      795           765
                                                 -------       -------
  Total securities available for sale..........  $17,621       $13,504
                                                 =======       =======
Securities held to maturity: (2)
 U.S. Treasury and U.S. government agencies....  $ 3,736       $ 4,514
 Mortgage-backed securities....................   40,421        48,308
                                                 -------       -------
  Total securities held to maturity............  $44,157       $52,822
                                                 =======       =======
Total securities...............................  $61,778       $66,326
                                                 =======       =======

__________

(1) The carrying value is the approximate fair value of the security at each reporting date.
(2) The carrying value is the amortized cost of the security at each reporting date.

          The following table sets forth information regarding the scheduled maturities, amortized costs, fair values and weighted average yields for the Association's investment securities at June 30, 1997.

                                               One Year or Less    One to Five Years    Five to Ten Years        Other
                                             --------------------  ------------------  ------------------  ------------------
                                              Carrying   Average   Carrying  Average   Carrying  Average   Carrying   Average
                                               Value      Yield     Value     Yield     Value     Yield      Value    Yield
                                             ----------  --------  --------  --------  --------  --------  --------  --------
                                                                                      (Dollars in thousands)
Securities available for sale: (1)
  U.S. treasury and government
    obligations.........................         $1,500      6.6%   $ 9,367      6.7%   $ 1,497      6.6%  $    --       --%
  Mortgage-backed securities............            293      6.0      3,313      6.0        911      7.3        --       --
  Federal Home Loan Bank stock..........            795      7.2         --       --         --       --        --       --

                                                 ------             -------             -------            -------
Total securities available
  for sale..............................         $2,588      6.4%   $12,680      6.4%   $ 2,408      6.9%  $    --       --%
                                                 ======             =======             =======            =======

Securities held to maturity: (2)
  U.S. treasury and government
   obligations..........................         $1,500      6.8%   $   500      6.9%   $ 1,736      7.1%  $    --       --%
  Mortgage-backed securities............          1,132      9.4      3,325      7.5      9,977      7.7    25,987      7.6
                                                 ------             -------             -------            -------
Total securities held
  to maturity...........................          2,632      8.2      3,825      7.3     11,713      7.5    25,987      7.6
                                                 ------             -------             -------            -------

Total securities........................         $5,220      7.3%   $16,505      6.8%   $14,121      7.3%  $25,987      7.6%
                                                 ======             =======             =======            =======

                                             Total Investment Portfolio
                                             ----------------------------
                                             Amortized   Fair     Average
                                               Cost      Value    Yield
                                             ---------  --------  --------
Securities available for sale: (1)
  U.S. treasury and government
    obligations.........................      $12,364    $12,389     6.6%
  Mortgage-backed securities............        4,517      4,437     6.2
  Federal Home Loan Bank stock..........          795        795     7.2
                                              -------    -------

Total securities available                    $17,676    $17,621     6.5%
  for sale..............................      =======    =======

Securities held to maturity: (2)
  U.S. treasury and government
   obligations..........................     $  3,736    $ 3,729     6.9%
  Mortgage-backed securities............       40,421     40,521     7.9
                                             --------    -------
Total securities held
  to maturity...........................       44,157     44,250     7.6
                                             --------    -------

Total securities........................     $ 61,833    $61,871     7.2%
                                             ========    =======

------------------
(1) Carrying values of securities available for sale is their approximate fair value at the reporting date. Average yield on securities available for sale is based on their amortized historical costs at the reporting date.

(2) Carrying values of securities held to maturity is their amortized historical cost at their reporting date. Average yield on securities held to maturity is based on their amortized historical cost at the reporting date.

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

          General. Deposits are the primary source of the Association's funds for lending and other investment purposes. In addition to deposits, the Association derives funds from loan principal repayments, interest payments and maturing investments. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by prevailing market interest rates and money market conditions.

          Deposits. The Association attracts deposits principally from within its market area by offering a variety of deposit instruments, including passbook and statement accounts and certificates of deposit which range in term from seven days to ten years. Deposit terms vary, principally on the basis of the minimum balance required, the length of time the funds must remain on deposit and the interest rate. The Association also offers Individual Retirement Accounts ("IRAs").

          The Association's policies are designed primarily to attract deposits from local residents through the Association's branch network rather than from outside the Association's market area. The Association's interest rates, maturities, service fees and withdrawal penalties on deposits are established by management on a periodic basis. Management determines deposit interest rates and maturities based on the Association's funds acquisition and liquidity requirements, the rates paid by the Association's competitors, the Association's growth goals and applicable regulatory restrictions and requirements. The Association does not solicit deposits from brokers and currently does not bid for public unit funds.

          The Association plans to remain competitive in its primary market area by introducing new products and services which include various checking account products, enhancements to the savings portfolio, offering competitive interest rates and fees, and to attract new customers by providing full service banking.

             Deposits in the Association as of June 30, 1997 were represented by the various programs described below.

Interest      Minimum                                              Minimum                              Percentage of
  Rate          Term             Category                          Amount           Balances            Total Savings
---------      -------           --------                          ------           --------            -------------
                                                                                  (In thousands)
1.867%          None           NOW Accounts                       $    100          $    744                0.86%
2.748%          None           Passbook Statement Accounts             100             4,637                5.35
4.000%          None           Gold Star Savings Account               100               576                0.66
4.028%          None           Money Market Deposit Account          1,500               461                0.53
4.028%          None           High Yield Account                      100             3,283                3.78
2.249%          None           Best Checking Account                    50               334                0.39
1.917%          None           Merit Checking                           50               662                0.76
2.250%          None           Classic 55 Checking                      50             1,774                2.05
0.000%          None           Free Checking                            --               149                0.17
0.000%          None           Business checking                        50                19                0.02

                               Certificates of Deposit
                               -----------------------

2.750%          91 Days        3-Month Money Market                  1,000                22                0.03
2.750%          5 Month        Fixed Term, Fixed Rate                1,000               131                0.15
5.100%          182 Days       6-Month Money Market                  1,000             3,156                3.64
5.500%          7 Month        Fixed Term, Fixed Rate                1,000               662                0.76
4.600%          8 Month        Fixed Term, Fixed Rate                1,000                93                0.11
5.000%          9 Month        Fixed Term, Fixed Rate                1,000               919                1.06
5.554%          10 Month       Fixed Term, Fixed Rate                1,000             1,971                2.27
5.056%          12 Month       Fixed Term, Fixed Rate                1,000             2,563                2.95
5.525%          14 Month       Fixed Term, Fixed Rate                1,000            20,392               23.51
5.327%          18 Month       Fixed Term, Fixed Rate                1,000             1,204                1.39
5.638%          18 Month       Fixed Term, Fixed Rate - IRA            250             3,794                4.37
5.083%          20 Month       Fixed Term, Fixed Rate                1,000             4,514                5.20
5.508%          24 Month       Fixed Term, Fixed Rate                1,000             5,192                5.98
5.012%          30 Month       Fixed Term, Fixed Rate                1,000             4,029                4.64
6.186%          36 Month       Fixed Term, Fixed Rate                1,000            12,034               13.87
5.827%          48 Month       Fixed Term, Fixed Rate                1,000             3,704                4.27
5.995%          60 Month       Fixed Term, Fixed Rate                1,000             5,705                6.58
6.347%          72 Month       Fixed Term, Fixed Rate                1,000             1,641                1.89
5.839%          96 Month       Fixed Term, Fixed Rate                1,000                84                0.10
5.782%          120 Month      Fixed Term, Fixed Rate                1,000               735                0.85
5.080%          3-Month-State  Fixed Term, Fixed Rate                1,000             1,425                1.64
5.467%          Negotiated     Negotiated Jumbo                    100,000               150                0.17
                                                                                    --------              ------

                               Total                                                $ 86,758              100.00%
                                                                                    ========              ======

        The following tables set forth the average balances and average interest rates paid based on month-end balances for deposits as of the dates indicated.

                                                                               Year Ended June 30,
                                            ----------------------------------------------------------------------------------------
                                                            1997                                                1996
                                            ----------------------------------------       -----------------------------------------
                                                          Interest-                                      Interest-
                                                          Bearing      Certificates                      Bearing     Certificates
                                            Passbook      Demand         of                Passbook      Demand         of
                                            Savings       Deposits      Deposit            Savings       Deposits     Deposit
                                            -------       --------    -----------          -------       --------    ----------
                                                              (Dollars in thousands)
Average balance........................     $8,102        $ 7,612        $73,494           $7,199         $7,523     $  73,710
Average interest rate..................       2.88%          3.20%          5.72%            2.69%          3.39%         5.78%

                                            -------------------------------------
                                                           1995
                                            -------------------------------------
                                                         Interest-
                                                         Bearing     Certificates
                                            Passbook     Demand        of
                                            Savings      Deposits     Deposit
                                            -------      --------    ----------

Average balance........................     $7,032       $6,738      $  75,382
Average interest rate..................       2.89%        2.89%          5.14%

         The following tables set forth the change in dollar amount of deposits in the various types of accounts offered by the Association between the dates indicated.

                                                                                    Increase
                                                    Balance at                     (Decrease)       Balance at
                                                     June 30,       % of            from June        June 30,        % of
                                                     1997          Deposit          30, 1996          1996          Deposits
                                                   ----------      -------         ----------      -----------      --------
                                                                                                        (Dollars in thousands)
Interest-bearing and non-interest-bearing
 demand deposits...........................        $  7,425          8.56%          $   (5)         $ 7,430           8.65%
Passbook savings...........................           5,213          6.01             (200)           5,413           6.31
Certificates of deposit....................          74,120         85.43            1,116           73,004          85.04
                                                    -------        ------           ------          -------         ------
  Total....................................         $86,758        100.00%          $  911          $85,847         100.00%
                                                    =======        ======           ======          =======         ======

                                                     Increase
                                                    (Decrease)     Balance at
                                                     from June      June 30,        % of
                                                     30, 1995        1995         Deposits
                                                    -----------    ----------     --------
Interest-bearing and non-interest-bearing
 demand deposits...........................         $    232       $   7,198         7.88%
Passbook savings...........................             (870)          6,283         6.87
Certificates of deposit....................           (4,922)         77,926        85.25
                                                    --------       ---------      -------
  Total....................................         $ (5,560)      $  91,407       100.00%
                                                    ========       =========      =======

     The following table sets forth the certificates of deposit in the Association classified by rates at the dates indicated.

                                             At June 30,
                                        --------------------
                                           1997       1996
                                        ----------  --------
                                            (In thousands)
         2.00 -  4.00%...............   $   326     $   576
         4.01 -  6.00%...............    62,271      47,238
         6.01 -  8.00%...............    11,404      24,749
         8.01 - 10.00%...............       119         441
                                        -------     -------
                                         74,120     $73,004
                                        =======     =======

     The following table sets forth the amount and maturities of certificates of deposit in the Association at June 30, 1997.

                                                   Amount  Due
                              --------------------------------------------------
                              Less Than                         After
Rate                          One Year   1-2 Years  2-3 Years   3 Years   Total
----                          ---------  ---------  ---------  -------  -------
                                                  (In thousands)
2.00 -  4.00%..............   $   263    $    63    $    --    $  --    $   326
4.01 -  6.00%..............    42,849     14,132      5,290       --     62,271
6.01 -  8.00%..............     8,880      2,255        269       --     11,404
8.01 - 10.00%..............        --          4        115       --        119
                              -------    -------    -------    -----    -------
                              $51,992    $16,454    $ 5,674    $  --    $74,120
                              =======    =======    =======    =====    =======


     The following table indicates the amount of the certificates of deposit of $100,000 or more in the Association by time remaining until maturity at June 30, 1997.



                                                        Certificates
                Maturity Period                         of Deposit
                ---------------                         --------------
                                                        (In thousands)
                Three months or less..................  $     1,031
                Over three through six months.........        1,279
                Over six through 12 months............        2,127
                Over 12 months........................        3,590
                                                        -----------
                   Total..............................  $     8,027
                                                        ===========

          The following table sets forth the deposit activities of the Association for the periods indicated.

                                                                     Year Ended June 30,
                                                                 ---------------------------
                                                                   1997      1996      1995
                                                                 -------   --------   ------
(In thousands)
Net increase (decrease) in deposits before interest credited..   $(3,262)  $(8,519)   $  229
Interest credited.............................................     4,174     2,959     2,506
Savings deposits assumed in acquisition.......................        --        --        --
                                                                 -------   -------    ------
 Net increase (decrease) in savings deposits..................   $   912   $(5,560)   $2,735
                                                                 =======   =======    ======

          Borrowings. Savings deposits historically have been the primary source of funds for the Association's lending, investment and general operating activities. The Association is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, the Association is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. The Association does not have any borrowings from the FHLB, and management currently does not expect to borrow from the FHLB in the future.

SUBSIDIARY ACTIVITIES

          Federally chartered savings institutions are permitted to invest up to 2% of their assets in subsidiary service corporations, plus an additional 1% in subsidiaries engaged in specific community purposes. Under such limitation, as of June 30, 1997, the Association was authorized to invest approximately $2.1 million in the stock of or loans to subsidiaries. The Association has one wholly owned subsidiary, First Service Corporation of Gadsden, Alabama, Inc. ("First Service"), an Alabama corporation, which holds the Association's investment in data processing operations. At June 30, 1997, the Association's total investment in the subsidiary was $36,128.

REGULATION OF THE ASSOCIATION

          General. As a federally chartered savings institution, the Association is subject to extensive regulation by the OTS. The lending activities and other investments of the Association must comply with various federal regulatory requirements, and the OTS periodically examines the Association for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations. The Association must file reports with OTS describing its activities and financial condition and is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. See "Proposed Regulatory Changes" above.

          Federal Home Loan Bank System. The Association is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Association is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to a percentage of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or a fraction of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Association was in compliance with this requirement with an investment in FHLB of Atlanta stock at June 30, 1997 of $795,200.

          The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the OTS and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At June 30, 1997, the Association had no advances outstanding with the FHLB of Atlanta. See "Deposit Activity and Other Sources of Funds -- Borrowings."

          Liquidity Requirements. The Association is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of the United States and states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt and mortgage loans and mortgage-related securities with less that one year to maturity or subject to pre-arranged sale within one year) equal to the monthly average of not less than a percentage of its net withdrawable savings deposits plus short-term borrowings. The Association is also required to maintain average daily balances of short-term liquid assets at a percentage of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily liquidity ratio of the Association for the month of June 1997 was 25.88%.

          Qualified Thrift Lender Test. The Association is currently subject to OTS regulations which use the concept of a qualified thrift lender ("QTL") to determine eligibility for FHLB advances and for certain other purposes. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

          To qualify as a QTL, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, property used by an institution in its business and liquidity investments in an amount not
exceeding 20% of assets.   All of the following may be included as Qualified
Thrift Investments: investments in residential mortgages, home equity loans, loans made for educational purposes, small business loans and credit card loans and shares of stock issued by the FHLB. Subject to a 20% of portfolio assets limit, savings institutions are also able to treat the following as Qualified Thrift Investments: (i) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, (ii) investments, both debt and equity, in the capital stock or obligations of any other security issued by a service corporation or operating subsidiary, provided that such subsidiary derives at least 80% of its annual gross revenues from activities directly related to purchasing, financing, constructing or improving, repairing domestic residential housing or manufactured housing, (iii) 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas, and (iv) loans for personal, family, household or educational purposes, provided that the dollar amount treated as Qualified Thrift Investments may not exceed 10% of the savings institution's portfolio assets.

          A savings institution shall be deemed a Qualified Thrift Lender as long as its percentage of Qualified Thrift Investments continues to equal or exceed 65% in at least nine out of each 12 months. An institution will cease to be a Qualified Thrift Lender if its percentage of Qualified Thrift Investments as measured by monthly averages over the immediately preceding 12-month period falls below 65% for four or more months. An institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired.

          At June 30, 1997, approximately substantially more than 65% of the Association's portfolio assets were invested in Qualified Thrift Investments as currently defined.

          Regulatory Capital Requirements. Under OTS capital standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on institutions that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated CAMELS 1 under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definition as core capital. See "Prompt Corrective Regulatory Action." Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of an institution's intangible assets for which no market exists.
Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill held by an eligible institution. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets with only a limited exception for purchased mortgage servicing rights and purchased credit card relationships.

          Core and tangible capital generally are required to be reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks. As of June 30, 1997, the Association had no material investments in, or extensions of credit to, non-includible subsidiaries.

          OTS regulations further provide that core and tangible capital need not be reduced by the amount of core deposit intangibles resulting from branch purchase transactions consummated (or under firm contract) prior to March 4, 1994, to the extent permitted by OTS, provided that such core deposit intangibles are valued in accordance with generally accepted accounting principles, supported by credible assumptions, and have their amortization adjusted at least annually to reflect decay rates (past and present) in the acquired customer base. As of June 30, 1997, the Association had $176,082 of core deposit intangibles resulting from the acquisition of its Centre, Alabama branch.

          Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles, adjusted for certain goodwill amounts, and increased by a pro rated portion of the assets of subsidiaries in which the institution holds a minority interest and which are not engaged in activities for which the capital rules require the institution to net its debt and equity investments against capital, as well as a pro rated portion of the assets of other subsidiaries for which netting is not fully required under phase-in rules. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of the institution's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill. At June 30, 1997, the Association's adjusted total assets for purposes of the core and tangible capital requirements were $105.3 million.

          In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the institution's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and, after July 1, 1990, by an increasing percentage of the institution's high loan-to-value ratio land loans, non-residential construction loans and equity investments other than those deducted from core and tangible capital. As of June 30, 1997, the Association had no high ratio land or non-residential construction loans and no equity investments for which OTS regulations require a deduction from total capital.

          The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight.

Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with original loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. As of June 30, 1997, the Association's risk-weighted assets were approximately $24.5 million.

          At June 30, 1997, the Association exceeded all regulatory minimum capital requirements. The table below presents certain information relating to the Association's regulatory capital compliance at June 30, 1997.

                                                                                        To Be Well
                                                                                      Capitalized for
                                                                  For Capital        Prompt Corrective
                                               Actual          Adequacy Purposes     Action Provisions
                                           ---------------     -----------------     -----------------
                                           Amount    Ratio     Amount      Ratio     Amount      Ratio
                                           ------    -----     ------      -----     ------      -----
                                                            (Dollars in thousands)
June 30, 1997:

Total capital (to risk-weighted
  assets).............................     $14,857   60.7%     $1,956      8.0%      $2,446      10.0%
Tier 1 (core) capital (to risk-
  weighted assets)....................      14,781   60.4         N/A      N/A        1,467       6.0
Tier 1 (core) capital (to adjusted
  total assets).......................      14,781   14.0       3,165      3.0        5,275       5.0
Tangible capital (to adjusted
  total assets).......................      14,781   14.0       1,580      1.5          N/A       N/A

June 30, 1996:

Total capital (to risk-weighted
  assets).............................      15,333   70.8       1,732      8.0        2,166      10.0
Tier 1 (core) capital (to risk-
  weighted assets)....................      15,255   70.4         N/A      N/A        1,299       6.0
Tier 1 (core) capital (to adjusted
  total assets).......................      15,255   14.3       3,205      3.0        5,342       5.0
Tangible capital (to adjusted
  total assets).......................      15,255   14.3       1,603      1.5          N/A       N/A

          The OTS' risk-based capital requirements require that savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. An institution's interest rate risk will be measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. An institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. An institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

          The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from an institution's total capital will be based on the institution's Thrift Financial Report filed two quarters earlier. Institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS requires any exempt institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. The Association has been informed by the OTS that it is expected to become required to file such reports on a quarterly basis at some time in the future although implementation of this requirement has been indefinitely delayed by the OTS. Based on the Association's substantial capital level, management does not expect that implementation of this requirement will have a material effect on the Association.

          In addition to requiring generally applicable capital standards for savings institutions, the Director of the OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the Director determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. Such circumstances would include a high degree of exposure of interest rate risk, prepayment risk, credit risk and concentration of credit risk and certain risks arising from non-traditional activities. The Director of the OTS may treat the failure of any institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any institution which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

          Deposit Insurance. The Association is required to pay assessments based on a percent of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the SAIF.

          The FDIC has established a risk-based assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC which will be determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups --well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as under the prompt corrective action regulations. See "Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

          For the past several semi-annual periods, savings institutions with SAIF-assessable deposits, like the Association, have been required to pay higher deposit insurance premiums than institutions with deposits insured by the BIF. In order to recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment, the Association incurrred a pre-tax expense of $591,000 during the quarter ended September 30, 1996.

          The FDIC has proposed a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.31% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments. Since the SAIF now meets its designated reserve ratio as a result of the special assessment, SAIF members are permitted to convert to the status of members of the BIF and may merge with or transfer assets to a BIF member. However, substantial entrance and exit fees apply to conversions from SAIF to BIF insurance and such fees may make a SAIF to BIF conversion prohibitively expensive.

          The FDIC has adopted a regulation which provides that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. The FDIC, however, would not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate. Tier 1 capital is defined as the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than mortgage servicing rights and qualifying supervisory goodwill eligible for inclusion in core capital under OTS regulations and minus identified losses and investments in certain securities subsidiaries. Insured depository institutions with Tier 1 capital equal to or greater than 2% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that in considering applications that must be submitted to it by savings institutions, the FDIC will take into account whether the institution is meeting the Tier 1 capital requirement for state non-member banks of 4% of total assets for all but the most highly rated state non-member banks.

          Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to various percentages of its accounts. The percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Association, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1997, the Association met its reserve requirements.

          Dividend Restrictions. Under OTS regulations, the Association would not be permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the remaining balance of the liquidation account established for the benefit of certain depositors of the Association at the time of the Conversion. In addition, the Association is required by OTS regulations to give the OTS 30 days' prior notice of any proposed declaration of dividends to the Company.

          OTS regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Association. Under these regulations, an institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted, after notice, to make capital distributions during a calendar year in the amount equal to the greater of: (a) 75% of its net income for the previous four quarter; or (b) 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in risk-based capital ratio requirement at the beginning of the calendar year. An institution with total capital in excess of current minimum capital ratio requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period. An institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. A Tier 1 Association that has been notified by the OTS that its is in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. The Association is a Tier 1 Association. Despite the above authority, the OTS may prohibit any institution from making a capital distribution that would otherwise be permitted by the regulation, if the OTS were to determine that the distribution constituted an unsafe or unsound practice.

          Under the OTS prompt corrective action regulations, the Association would be prohibited from making any capital distributions if, after making the distribution, it would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. See "Prompt Corrective Regulatory Action."

          In addition to the foregoing, earnings of the Association appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to the Company without payment of taxes at the then current tax rate on the amount of earnings removed from the reserves for such distributions. See "Taxation." The Company intends to make full use of this favorable tax treatment afforded to the Association and the Company and does not contemplate use of any post-Conversion earnings of the Association in a manner which would limit either company's bad debt deduction or create federal tax liabilities.

          Limits on Loans to One Borrower. Savings institutions generally are subject to the lending limits applicable to national banks. With certain limited exceptions, an institution's loans and extensions of credit outstanding to a person at one time shall not exceed 15% of the unimpaired capital and surplus of the institution. An institution may lend an additional amount, equal to 10% of unimpaired capital and surplus, if such loan is fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the institution is in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. The lending limits generally do not apply to purchase money mortgage notes taken from the purchaser of real property acquired by the institution in satisfaction of debts previously contracted if no new funds are advanced to the borrower and the institution is not placed in a more detrimental position as a result of the sale. Certain types of loans are excepted from the lending limits, including loans secured by savings deposits.

          At June 30, 1997, the maximum amount that the Association could have lent to any one borrower under the 15% limit was approximately $4.5 million. At such date, the largest aggregate amount of loans that the Association had outstanding to any one borrower was approximately $200,000.

          Transactions with Related Parties. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. Section 106 of the Bank Holding Company Act of 1956, as amended ("BHCA") which also applies to the Association, prohibits the Association from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

          Further, savings institutions are subject to the restrictions contained in Section 22(h) and Section 22(g) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a savings institution and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans-to-one-borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral). Section 22(h) also prohibits the making of loans above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

          Section 22(g) of the Federal Reserve Act and Regulation O requires that loans to executive officers of a depository institution requires that loans not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions
on the type, amount and terms of credits to such officers.   In addition,
Section 106 of the BHCA prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

          Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to become undercapitalized. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") generally is: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A significantly undercapitalized institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt, with certain exceptions. If an institution's ratio of tangible capital to total assets falls below the "critical capital level" established by the appropriate federal banking regulator, the institution is subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

          Under the OTS regulation implementing the prompt corrective action provisions of FDICIA, the OTS measures an institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core
capital to adjusted total assets).   An institution that is not subject to an
order or written directive to meet or maintain a specific capital level is deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater;
(ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings institution has a regulatory composite rating of 1). An "undercapitalized institution" is an institution that has (i) a total risk-based capital ratio less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a regulatory composite rating of 1). A "significantly undercapitalized" institution is defined as an institution that has: (i) a total risk-based capital ratio of less than 6.0%; (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as an institution that has a ratio of tangible equity (core capital, subject to certain adjustments) to total assets of 2.0% or less. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any regulatory composite rating category.

          Standards for Safety and Soundness. FDICIA requires each federal bank regulatory agency to prescribe, by regulation, safety and soundness standards for institutions under its authority. In 1995, these agencies, including the OTS, released interagency guidelines establishing such standards and adopted rules with respect to safety and soundness compliance plans. The OTS guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Association meets substantially all the standards adopted in the interagency guidelines and, therefore, does not believe that the implementation of these regulatory standards will materially affect its operations.

          Additionally, each federal banking agency is required to establish standards relating to the adequacy of asset and earnings quality. In 1995, these agencies, including the OTS, issued proposed guidelines relating to asset and earnings quality. Under the proposed guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management does not believe that the asset and earnings standards, in the form proposed by the OTS, would have a material effect on the Association.

REGULATION OF THE COMPANY

          General. The Company is a savings institution holding company and, as such, subject to OTS registration, regulation, examination, supervision and reporting requirements. As a subsidiary of a savings institution holding company, the Association is subject to certain restrictions in its dealings with the Company and affiliates thereof. See "Proposed Regulatory Changes" above. The Company also is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission ("SEC") under the federal securities laws.

          Activities Restrictions. The Board of Directors of the Company presently intends to operate the Company as a unitary savings institution holding company. There are generally no restrictions on the activities of a unitary savings institution holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by an institution holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings institution holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "Regulation of the Association -- Qualified Thrift Lender Test." Legislative initiatives have been introduced in the U.S. Congress which could result in the imposition of restrictions on the activities of unitary savings institution holding companies in the future.

          If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Association, the Company would thereupon become a multiple savings institution holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Association or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings institution holding company or subsidiary thereof which is not an institution shall commence or continue for a limited period of time after becoming a multiple savings institution holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by, the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings institution holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. A multiple savings institution holding company must obtain the approval of the OTS prior to engaging in the activities described in (vii) above.

          Restrictions on Acquisitions. Savings institution holding companies may not acquire, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings institution holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of an institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings institution holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15% of the voting shares of an under-capitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings institution holding company's other subsidiaries must have tangible capital of at least 6-1/2% of total assets, there must not be more than one common director or officer between the savings institution holding company and the issuing savings institution, and transactions between the savings institution and the savings institution holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of the OTS, no director or officer of a savings institution holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings institution holding company.

          The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings institution holding company which controls savings institutions in more than one state if: (i) the multiple savings institution holding company involved controls an institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the FDIC Act; or
(iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings institution holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

          OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal institution may not establish an out-of-state branch unless (i) the federal institution qualifies as a QTL or as a "domestic building and loan association" under (S)7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the institution in the state would qualify such branches taken as a whole for treatment as a QTL or as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings holding company or
(b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of banking holding companies. Federal savings institutions generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

          Under the BHCA, bank holding companies are specifically authorized to acquire control of any savings institution. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating an institution is a permissible activity for bank holding companies, if the savings institution engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. A bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings institution plus an annual growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the BHCA.

          Federal Securities Law. The Common Stock is registered with the SEC under the Securities Exchange Act of 1934, as amended ("Securities Exchange Act"), and under OTS regulations, generally may not be deregistered for at least three years after the Conversion. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act.

TAXATION

          General. The Company, the Association and the Association's subsidiaries file a consolidated federal income tax return on a calendar year basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

          Federal Income Taxation. Thrift institutions, such as the Association, generally are subject to the provisions of the Internal Revenue Code of 1986, as amended, in the same manner as other corporations. For tax years beginning before December 31, 1995, however, by meeting certain definitional tests and other conditions prescribed by the Internal Revenue Code, thrift institutions could benefit from special deductions for annual additions to tax bad debt reserves with respect to loans. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally were loans secured by interests in improved real property, and "nonqualifying loans," which were all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience. The bad debt reserve deduction with respect to qualifying real property loans could be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). The Association historically used whichever method resulted in the highest bad debt reserve deduction in any given year.

          Legislation enacted in August 1996 repealed the percentage of taxable income method of calculating the bad debt reserve. Savings institutions, like the Association, which have previously used that method are required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method over a six-year period beginning with the first taxable year beginning after December 31, 1995. The start of such recapture may be delayed until the third taxable year beginning after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loan originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans.

          Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Association, will be treated the same as commercial banks. Institutions with $500 million or more in assets will be able to take a tax deduction only when a loan is actually charged off. Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method. As a result, thrifts must recapture into taxable income the amount of their post-1987 tax bad debt reserves over a six-year period beginning after 1995. This recapture can be deferred for up to two years if the thrift satisfies a residential loan portfolio test. At June 30, 1997, the Association's post-1987 tax bad debt reserve subject to recapture was approximately $288,000. The Association recaptured approximately $58,000 of this reserve into taxable income in the current year. The recapture did not have any effect on the Association's net income because the related tax expense had already been accrued.

          Under the experience method, the bad debt deduction to an addition to the reserve for qualifying real property loans is an amount determined under a formula based generally on the bad debts actually sustained by a savings institution over a period of years. Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans was computed as 8% of the thrift's taxable income. The maximum deduction could be taken as long as not less than 60% of the total dollar amount of the assets of an institution fell within certain designated categories. If the amount of qualifying assets fell below 60%, the institution would get no deduction and could be required to recapture, generally over a period of years, its existing bad debt reserves (although net operating loss carryforwards could be used to offset such recapture).

          The bad debt deduction under the percentage of taxable income method was limited to the extent that the amount accumulated in the reserve for losses on qualifying real property loans exceeded 6% of such loans outstanding at the end of the taxable year. In addition, the amount claimed as a bad debt deduction when added to accumulated loss reserves was limited to the excess, if any, of 12% of total deposits or withdrawable accounts of depositors at year-end in excess of the sum of surplus, undivided profits and reserves at the beginning of the year. The percentage bad debt deduction was reduced by the deduction for losses on nonqualifying loans.

          Earnings appropriated to the Association's tax bad debt reserves and claimed as tax deductions will not be available for the payment of cash dividends or other distributions to the Company (including distributions made upon dissolution or liquidation), unless the Association includes the amounts distributed in taxable income, along with the amounts deemed necessary to pay the resulting federal income tax. At June 30, 1997, the Association had approximately $2.8 million of pre-1988 accumulated bad debt reserves for which federal income taxes have not been provided.

          For taxable years beginning after June 30, 1986, the Internal Revenue Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI exceeds an exemption amount. The Internal Revenue Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly-issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) for taxable years including 1987 through 1989, 50% of the excess of (i) the taxpayer's pre-tax adjusted net book income over
(ii) AMTI (determined without regard to this latter preference and prior to reduction by net operating losses). For taxable years beginning after 1989, this latter preference has been replaced by 75% of the excess (if any) of (i) adjusted current earnings as defined in the Internal Revenue Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). For any taxable year beginning after 1986, net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum taxes may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and before 1992, corporations, including savings institutions, are also subject to an environmental tax equal to 0.12% of the excess of AMTI for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million. The Association is not currently paying any amount of alternative minimum tax but may, depending on future results of operations, be subject to this tax.

          The Association's federal income tax returns have not been examined by the regulatory authorities within the past five years. For additional information, see Note 12 of Notes to Consolidated Financial Statements contained elsewhere herein.

          State Taxation. The state of Alabama imposes a 6.0% excise tax on the earnings of financial institutions such as the Association and the Company. In addition to the excise taxes, the state of Alabama imposes an annual state franchise tax for domestic and foreign corporations. A domestic corporation, including a federally chartered stock savings bank domiciled in Alabama, is assessed a domestic franchise tax of approximately 1.0% based on the aggregate par value of its issued and outstanding common stock. Foreign corporations, such as the Company which is incorporated in Delaware, are assessed a foreign franchise tax of 0.3% based on a total of capital (as defined by statute) deemed to be employed in the state of Alabama. The foreign corporation's investment in the capital of an Alabama corporation is excluded from the taxable base. The Company also is subject to the Delaware franchise tax.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

          The following table sets forth information regarding the executive officers of the Company and/or the Association during fiscal 1997 who do not serve on the Board of Directors.

                         Age at
                        June 30,
Name                      1997            Principal Title
----                      ----            ---------------
Rodney Rich                45             Vice President of the Association
Margaret Stewart           67             Secretary of the Association
Peggy Smith                41             Treasurer of the Association

          RODNEY RICH serves as Vice President and the Association's chief lending officer. He joined the Association in 1984 as Assistant Vice President. He was promoted to Vice President in 1989.

          MARGARET STEWART serves as Secretary of the Association. She joined the Association in 1960 as teller. She was appointed Secretary in 1966.

          PEGGY SMITH serves as Treasurer of the Association. She joined the Association in 1980.

EMPLOYEES

          As of June 30, 1997, the Association had 28 full-time and one part-time employees, none of whom was represented by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

          The following table sets forth information regarding the Association's offices at June 30, 1997.

                                        Net Book Value                   Owned
                                 Year    at June 30,     Approximate      or
                                Opened      1997        Square Footage  Leased
                                ------   -----------    --------------  ------
MAIN OFFICE:
221 South 6th Street             1968     $201,537           6,500      Owned
Gadsden, Alabama  35901

BRANCH OFFICES:
202 Sand Mountain Drive          1965          567           1,405      Leased
Albertville, Alabama  35950

395 Gunter Avenue                1971          151           1,000      Leased
Guntersville, Alabama 35976

390 W. Main Street               1994        5,257           2,263      Leased
Centre, Alabama  35960

    The net book value of the Association's investment in furnishings and equipment totaled $59,225 at June 30, 1997.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     From time to time, the Association is a party to various legal proceedings incident to its business. At June 30, 1997, there were no legal proceedings to which the Company, the Association or its subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

    The information required by this item is incorporated by reference to "Item
1. Business -- Regulation -- Dividend Limitations" herein and "Market Information," "Market Price of Common Stock and Dividend Information" and Note 4 of the Notes to Consolidated Financial Statements in the portions of the Annual Report filed as Exhibit 13 to this report.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

    The information required by this item is incorporated by reference to "Man agement's Discussion and Analysis of Financial Condition and Results of Operations" in the portions of the Annual Report filed as Exhibit 13 to this report.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

    The financial statements required by this item are incorporated by reference to the consolidated financial statements, notes to consolidated financial statements and independent auditors' report in the portions of the Annual Report filed as Exhibit 13 to this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

    Not applicable.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

    Information concerning the directors and executive officers of the Company is incorporated herein by reference to the sections captioned "Executive Officers Who Are Not Directors" in Item 1 of this report and "Proposal I -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

    The information required by this item is incorporated herein by reference to the section captioned "Executive Compensation" in the Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

    The information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Security Ownership" and "Proposal I -- Election of Directors" in the Proxy Statement.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

    The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.

                                    PART IV

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K
-----------------------------------------------

     (a) The following exhibits are filed as part of this report.

     No.             Description
     ---             -----------
     3.1*      Certificate of Incorporation of The Southern Banc Company, Inc.

     3.2*      Bylaws of The Southern Banc Company, Inc.

     4*        Specimen Common Stock Certificate of The Southern Banc Company, Inc.

     10.1**    Employment Agreements between The Southern Banc Company, Inc. and
               First Federal Savings and Loan Association of Gadsden and James B.
               Little, Jr.

     10.2**    First Federal Savings and Loan Association of Gadsden Supplemental
               Executive Retirement Agreement

     10.3***   The Southern Banc Company, Inc. 1996 Stock Option and Incentive
               Plan and trust

     10.4***   First Federal Savings and Loan Association of Gadsden Management
               Recognition Plan and trust

     13        Portions of Annual Report

     21****    Subsidiaries

     23        Consent of Arthur Andersen LLP

     27        Financial Data Schedule

________________
*    Incorporated by reference to Registration Statement on Form 8-A (No. 1-
     13964).
**   Incorporated by reference to Registration Statement on Form S-1 (No. 33-
     93218).
***  Incorporated by reference to Registration Statement on Form S-8 (No. 333-
     3546).
**** Incorporated by reference to "Subsidiary Activities" in Item 1 of this report.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the date indicated below.

                                   THE SOUTHERN BANC COMPANY, INC.


Date: September 29, 1997           By:/s/ James B. Little, Jr.
                                      ------------------------------------------
                                      James B. Little, Jr.
                                      Chairman, President and Chief Executive
                                      Officer (Duly Authorized Representative)


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below as of the date indicated above.


By:  /s/ James B. Little                     By:  /s/ Thomas F. Dowling
     -------------------                          ---------------------
     James B. Little                              Thomas F. Dowling
     Chairman, President and Chief                Director
     Executive Officer
     (Director and Principal Executive,
     Financial and Accounting Officer)


By:  /s/ Craig G. Cantrell                   By:  /s/ W. Roscoe Johnson, III
     ---------------------                        --------------------------
     Craig G. Cantrell                            W. Roscoe Johnson, III
     Director                                     Director


By:  /s/ Grady Gillam                        By:  /s/ Gates Little
     ----------------                             ----------------
     Grady Gillam                                 Gates Little
     Director                                     Director


By:  /s/ Rex G. Keeling, Jr.                 By:  /s/ Fred Taylor
     -----------------------                      ---------------
     Rex G. Keeling, Jr.                          Fred Taylor
     Director                                     Director