Form 10QSB
period 1997-09-30
SOUTHERN BANC CO INC
filed 1997-11-07
CIK 946453

                           FORM 10-QSB

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997



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
Yes  X    No
    ---     ----
        As of September 30, 1997, there were 1,230,313 shares of the registrant's Common Stock, par value $0.01 per share, issued and outstanding.

        Transitional small business disclosure format (check one): Yes_ No X

                 PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

                      THE SOUTHERN BANC COMPANY, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                    (Dollar Amounts in Thousands)

                                                 September 30,      June 30,
                                                     1997             1996
                                                 ------------     ------------
                                                 (Unaudited)
ASSETS

CASH AND CASH EQUIVALENTS                        $  4,970         $  5,807

SECURITIES AVAILABLE FOR SALE                      19,725           17,621

SECURITIES HELD TO MATURITY,
    fair values of $42,275 and $44,250,
    respectively                                   41,580           44,157

LOANS RECEIVABLE, net                              38,070           36,181

PREMISES AND EQUIPMENT, net                           270              267

ACCRUED INTEREST AND DIVIDENDS RECEIVABLE             769              747

PREPAID EXPENSES AND OTHER ASSETS                     780              654
                                                 --------         --------
TOTAL ASSETS                                     $106,164         $105,434
                                                 --------         --------


DEPOSITS                                         $ 87,102         $ 86,759

OTHER LIABILITIES                                     930              743
                                                 --------         --------
TOTAL LIABILITIES                                  88,032           87,502
                                                 ========         ========

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share,
      500,000 shares authorized; shares issued
      and outstanding -- none                           0                0
   Common stock, par $.01 per share,
      1,382,013 shares issued and 1,230,313 shares
      outstanding, 3,500,000 authorized.               15               15
   Treasury stock at cost, 224,437 shares          (3,000)          (3,000)
   Additional paid-in capital                      13,661           13,643
   Unearned compensation                           (1,850)          (1,917)
   Retained earnings                                9,308            9,253
   Unrealized gain on securities available
     for sale, net                                     (2)             (62)
                                                 --------         --------
TOTAL STOCKHOLDERS' EQUITY                       $ 18,132         $ 17,932
                                                 --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $106,164         $105,434
                                                 ========         ========

The accompanying notes are an integral part of these condensed consolidated statements.

                      THE SOUTHERN BANC COMPANY, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     (Dollar Amounts in Thousands)



                                                           Three Months Ended
                                                              September 30,
                                                         ---------------------
                                                           1997         1996
                                                         -------       -------
                                                        (Unaudited)   (Unaudited)
INTEREST INCOME

   Interest and fees on loans                            $      740    $      675
   Interest and dividends on securities available
     for sale                                                   292           230
   Interest and dividends on securities held to
     maturity                                                   769           936
   Other interest income                                         69            83
                                                         ----------    ----------
     Total interest income                                    1,870         1,924

INTEREST EXPENSE:
   Interest on deposits                                       1,154         1,157
                                                         ----------    ----------
     Net interest income                                        716           767
   Provision for loan losses                                      0             0
                                                         ----------    ----------
     Net interest income after provision
          for loan losses                                       716           767
                                                         ----------    ----------
NON-INTEREST INCOME:
   Fees & other non-interest income                              21            16
                                                         ----------    ----------

NON-INTEREST EXPENSE:
   Salaries and employee benefits                               354           339
   Office building and equipment expenses                        66            74
   Deposit insurance expense                                     14           644
   Other operating expense                                       79            74
                                                         ----------    ----------
     Total non-interest expense                                 513         1,131
                                                         ----------    ----------
Income (loss) before income taxes                               224          (348)

PROVISION (BENEFIT) FOR INCOME TAXES                             80          (134)
                                                         ----------    ----------
         Net income (loss)                               $      144    $     (214)
                                                         ==========    ==========
EARNING (LOSS) PER SHARE                                 $     0.13    $    (0.17)

AVERAGE NUMBER OF SHARES OUTSTANDING                      1,042,612     1,239,905

DIVIDENDS DECLARED PER SHARE                             $   0.0875    $   0.2625

The accompanying notes are an integral part of these condensed consolidated statements.

                       THE SOUTHERN BANC COMPANY, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the Three Months Ended
                        September 30, 1997 and 1996

                      (Dollar Amounts in Thousands)

                                                           1997         1996
                                                         -------       -------
                                                        (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                      $   144        $  (214)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
     Depreciation                                              12             11
     Amortization (accretion), net                             34             12
     Amortization of unearned compensation                     84             62
     Provision for loan losses                                  0              0
     Change in assets and liabilities:
       (Increase) decrease in other assets                   (148)         1,077
       Increase (decrease) in other liabilities               142            208
                                                          -------        -------
          Total adjustments                                   124          1,370
                                                          -------        -------
          Net cash provided by (used in) operating
            activities                                        268          1,156
                                                          -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available for sale              (3,788)        (2,450)
   Proceeds from maturities and principal payments on
      securities available for sale                         1,746            837
   Purchases of securities held to maturity                     0           (750)
   Proceeds from maturities and principal payments on
      securities held to maturity                           2,577          1,550
   Net loan (originations) repayments                      (1,889)           104
   Capital expenditures                                       (15)           (16)
                                                          -------        -------
          Net cash provided by (used in) investing
            activities                                     (1,369)            25
                                                          -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in deposits, net                       343          1,116
   Increase (decrease) in advance payments by
      borrowers for taxes and insurance                         9              8
   Dividends paid                                             (89)          (307)
   Contributions to plan trusts                               (17)           (10)
   Proceeds from exercise of stock options                     18              0
                                                          -------        -------
          Net cash provided by financing activities           264            807
                                                          -------        -------
   Net increase (decrease) in cash and cash equivalents      (837)         1,988

CASH AND CASH EQUIVALENTS, beginning of period              5,807          4,535
                                                          -------        -------
CASH AND CASH EQUIVALENTS, end of period                  $ 4,970        $ 6,523
                                                          =======        =======
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Income taxes                                        $     0        $     0
                                                          =======        =======
   Interest                                               $ 1,154        $ 1,165
                                                          =======        =======
   Non-cash transactions:
      Change in unrealized net gain on securities
          available for sale, net                         $    60        $   (12)
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

The accompanying unaudited condensed consolidated financial statements as of September 30, 1997 and June 30, 1997, and for the three month period ended September 30, 1997 and 1996, include the accounts of the Company, the Association, and the Association's wholly owned subsidiary, First Service Corporation of Gadsden. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three months ended September 30, 1997 and 1996. Results of operations for the current interim period are not necessarily indicative of results expected for the entire fiscal year.

While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1997. The accounting policies followed by the Company are set forth in the summary of significant accounting policies in the Company's June 30, 1997 consolidated financial statements.


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

Management Recognition Plan

During fiscal 1996, the Association established a management recognition plan (the "MRP") which purchased 58,190 shares of the Company's common stock on the open market subsequent to the Conversion. The MRP provides for awards of common stock to directors and officers of the Association. A trust was formed for the purpose of purchasing shares of stock in the open market for future awards of stock options under the MRP Plan. The aggregate fair market value of the shares purchased by the MRP is considered unearned compensation at the time of purchase and compensation is earned ratably over the stipulated vesting period. Unearned compensation related to the MRP is shown as a reduction to shareholders' equity in the accompanying consolidated statements of condition. The Plan held 56,008 issued and outstanding shares at September 30, 1997.

Stock Option and Incentive Plan

The Company has a stockholder approved Option and Incentive Plan (the "Option Plan"). The Option Plan provides for the grant of incentive stock options (ISO's) to employees and non-incentive stock options (non-ISO's) to non-employee directors. The exercise price is based on the market price of the common stock on the date of grant. A trust was formed for the purpose of purchasing shares of stock in the open market for issuance upon future exercises of stock options under the Option Plan. The Plan held 34,690 issued and outstanding shares at September 30, 1997.

Simplified Employee Pension Plan

The Company established a Simplified Employee Pension Plan
("SEP") for all employees who have completed one year of service, pursuant to Section 408(k) of the Internal Revenue Code of 1986. The Company makes a discretionary contribution to the SEP on an annual basis.

4.  EARNINGS PER SHARE

Earnings per share have been computed based on the weighted average number of shares of common stock outstanding during the three month period ended September 30, 1997. Common stock outstanding is comprised of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the MRP and Stock option trusts.

Fully diluted earnings per share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the three month period ended September 30, 1997. Common stock equivalents include shares awarded under the MRP and stock option plans, based on the average price of the common stock during the period.

Earnings per share for the three month period ended September
30, 1996, is presented on a retroactive basis, as if the 1,454,750 shares had been outstanding during the entire period.

5.  FDIC ASSESSMENT

The Association's deposits are insured by the Savings Association Insurance Fund("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). Congress recently passed legislation requiring a one-time special assessment of 65.7 basis points to be applied against SAIF-
assessable deposits as of March 31, 1995.   The Association
recognized an expense at September 30, 1996 in the amount of $591,000 to record the one-time special assessment.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, FASB issued SFAS No. 128, "Earnings per Share". This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation denominator of the diluted EPS computation.

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

Assuming the adoption of SFAS No. 128 and the Conversion of the Company had been consummated at July 1, 1995, the earnings per share amounts, on a pro forma basis, would have been as follows:

                         For the Three       For the Three
                         Months Ended         Months Ended
                        September 30, 1996  September 30, 1997
                        ------------------  ------------------
Basic and Diluted earnings
 per share                    ($ .17)             $ .13

In June 1997, FASB issued SFAS No. 130, "Reporting of Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in financial statement that is displayed with the same prominence as other financial statements.

This Statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted.
Reclassification of financial statements for earlier periods provided for comparative purposes is required.

In June 1997, FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This Statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments.

This Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application comparative information for earlier years is to be restated.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30 and June 30,
1997.

Total assets increased approximately $730,000 or 0.69% from $105.4 million at June 30, 1997 to $106.2 million at September 30, 1997. During the period ended September 30, 1997, net loans increased approximately $1.9 million or 5.22%, securities available for sale increased approximately $2.1 million or 11.94% and securities held to maturity decreased approximately $2.6 million or 5.84%. The decrease in securities held to maturity was primarily attributable to maturities and principal payments received during the period ended September 30, 1997.

Cash and cash equivalents decreased approximately $837,000 or 14.41% from $5.8 million to $5.0 million at September 30, 1997.
The decrease in cash was primarily attributable to the purchase of investment securities and loan origination's.

Accrued interest and dividends receivable increased approximately $22,000 or 2.95% from $747,000 at June 30, 1997 to $769,000 at September 30, 1997. Prepaid expenses and other assets increased approximately $126,000 or 19.27% from $654,000 at June 30, 1997 to $780,000 at September 30, 1997. This increase was primarily attributable to an increase in prepaid federal income taxes.

Total deposits increased approximately $343,000 or 0.40% from $86.8 million at June 30, 1997 to $87.1 million at September 30, 1997. Other liabilities during the period ended September 30, 1997 increased approximately $187,000 or 25.17% from $743,000 to $930,000. This increase was primarily attributable to an increase in accrued federal income taxes.

Total equity increased approximately $200,000 or 1.12% from $17.9 million at June 30, 1997 to $18.1 million at September 30, 1997. This change was primarily attributable to an increase in retained earnings, additional paid-in capital, and amortization of unearned compensation, offset in part by the payment of common stock dividends. Treasury stock at September 30, 1997 was $3.0 million.

Comparison of Results of Operations for the Three Months Ended
September 30, 1997 and 1996.

The Company reported net income for the three months ended September 30, 1997 of $144,000 compared with a net loss of $214,000 for the three months ended September 30, 1996. This increase was primarily attributable to a reduction deposit insurance expense, offset in part by an increase in income tax expense.

Net Interest Income. Net interest income for the three months ended September 30, 1997 was $716,000 as compared to $767,000 for the three months ended September 30, 1996. Total interest income decreased approximately $54,000 or 2.81% for the three months ended September 30, 1996 and 1997, respectively.
This decrease was primarily attributable to the maturity of securities during the three month period. Total interest expense decreased approximately $3,000 or 0.26% for the three months ended September 30, 1997 compared with the three months ended September 30, 1996.

Provision for Loan Losses. No provision for loan losses was deemed necessary in either of the three month periods ended September 30, 1997 or 1996. The allowance for loan losses is based on management's evaluation of possible loan losses inherent in the Association's loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Non-interest Income. Non-interest income increased approximately $5,000 or 31.25% from $16,000 to $21,000 for the three month period ended September 30, 1997 compared to the three month period ended September 30, 1996.

Non-interest Expense. Non-interest expense decreased approximately $618,000 or 54.64% for the three month period ended September 30, 1997 from $1.1 million at September 30, 1996 to $513,000 at September 30, 1997. This decrease was primarily attributable to the reduction in deposit insurance expense related to the recognition of the one-time special assessment by the FDIC in the amount of $591,000 during the three month period ended September 30, 1996. For the three month period ended September 30, 1997, salaries and employee benefits increased approximately $15,000 or 4.42% compared with the three month period ended September 30, 1996. Other operating expenses increased approximately $5,000 or 6.76% for the three month periods ended September 30, 1997 as compared to the three month period ended September 30, 1996. This increase was primarily attributable to operating expenses relating to the operation of the holding company and professional fees associated with back-office operational improvements.

Provision for Income Taxes. For the three month period ended September 30, 1997, provision for income tax expense increased $214,000 or 159.70% as compared to the three month period ended September 30, 1996. This increase was primarily attributable to reduction in deposit insurance expense related to the recognition of the one-time special assessment by the FDIC in the amount of $591,000 during the three month period ended September 30, 1996. As a result, income before income taxes increased $572,000 for the three month period ended September 30, 1997 as compared to the three month period ended September 30, 1996.

Liquidity and Capital Resources. As a holding company, the Company conducts its business through its subsidiary, the Association. The Association is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5.0%. The Association's average liquidity ratio well exceeded the required maximums at and during the three month period ended September 30, 1997. The Association adjusts its liquidity levels in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. The Association also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

The Association is required to maintain certain levels of regulatory capital. At September 30, 1997, the Association exceeded all minimum regulatory capital requirements.

                PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 1997, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         On October 16, 1997, The Southern Banc Company, Inc.
         announced a dividend in the amount of $.0875 per share on or about December 15, 1997 to stockholders of record at the close of business on November 21, 1997.

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


                               THE SOUTHERN BANC COMPANY



Date:  November 7, 1997        By: /s/ James B. Little, Jr.
                                   -----------------------------------
                                   James B.  Little, Jr.
                                   (Principal Executive and Financial
                                   Officer)