Form 10QSB
period 1997-12-31
SOUTHERN BANC CO INC
filed 1998-02-12
CIK 946453

                           FORM 10-QSB

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1997



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
Yes  X    No
    ---     ----
        As of December 31, 1997, there were 1,230,313 shares of the registrant's Common Stock, par value $0.01 per share, issued and outstanding.

        Transitional small business disclosure format (check
one): Yes      No X
         ---     ---

                 PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

                      THE SOUTHERN BANC COMPANY, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                    (Dollar Amounts in Thousands)

                                                 December 31,       June 30,
                                                     1997             1997
                                                 ------------     ------------
                                                 (Unaudited)
ASSETS

CASH AND CASH EQUIVALENTS                        $  2,788         $  5,807

SECURITIES AVAILABLE FOR SALE                      20,161           17,621

SECURITIES HELD TO MATURITY,
    fair values of $42,006 and $44,250,
    respectively                                   41,288           44,157

LOANS RECEIVABLE, net                              39,193           36,181

PREMISES AND EQUIPMENT, net                           269              267

ACCRUED INTEREST AND DIVIDENDS RECEIVABLE             719              747

PREPAID EXPENSES AND OTHER ASSETS                     698              654
                                                 --------         --------
TOTAL ASSETS                                     $105,116         $105,434
                                                 ========         ========


DEPOSITS                                         $ 85,967         $ 86,759

OTHER LIABILITIES                                     892              743
                                                 --------         --------
TOTAL LIABILITIES                                  86,859           87,502
                                                 ========         ========

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share,
      500,000 shares authorized; shares issued
      and outstanding -- none                           0                0
   Common stock, par $.01 per share,
      1,454,750 shares issued and 3,500,000
      shares authorized                                15               15
   Treasury stock at cost, 224,437 shares          (3,000)          (3,000)
   Additional paid-in capital                      13,686           13,643
   Unearned compensation                           (1,779)          (1,917)
   Retained earnings                                9,320            9,253
   Unrealized gain on securities available
     for sale, net                                     15              (62)
                                                 --------         --------
TOTAL STOCKHOLDERS' EQUITY                       $ 18,257         $ 17,932
                                                 --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $105,116         $105,434
                                                 ========         ========

The accompanying notes are an integral part of these condensed consolidated statements.

                      THE SOUTHERN BANC COMPANY, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                For the Three and Six Month Periods Ended
                        December 31, 1997 and 1996

                      (Dollar Amounts in Thousands)



                                      Three Months Ended         Six Months Ended
                                          December 31,             December 31,
                                      ---------------------    --------------------
                                         1997        1996        1997        1996
                                      ----------  ---------    --------    --------
                                      (Unaudited) (Unaudited) (Unaudited)(Unaudited)
INTEREST INCOME

   Interest and fees on loans          $   773    $   674       $ 1,513    $ 1,349
   Interest and dividends on
    securities available for sale          320        383           612        613
   Interest and dividends on securities
    held to maturity                       718        768         1,487      1,704
   Other interest income                    63         70           132        152
                                       -------    -------       -------    -------
     Total interest income               1,874      1,895         3,744      3,818

INTEREST EXPENSE:
   Interest on deposits                  1,146      1,132         2,300      2,289
                                       -------    -------       -------    -------
     Net interest income                   728        763         1,444      1,529
Provision for loan losses                    0          0             0          0
                                       -------    -------       -------    -------
     Net interest income after
       provision for loan losses           728        763         1,444      1,529
                                       -------    -------       -------    -------

NON-INTEREST INCOME:
  Fees and other non-interest income        20         16            41         32
                                       -------    -------       -------    -------

NON-INTEREST EXPENSE:
  Salaries and employee benefits           406        363           760        702
  Office building and equipment
    expenses                                65         66           131        141
  Deposit insurance expense                 14         52            28        695
  Other operating expense                  101        124           180        197
                                       -------    -------       -------    -------
     Total non-interest expense            586        605         1,099      1,735
                                       -------    -------       -------    -------
Income (loss) before income taxes          162        174           386       (174)

PROVISION (BENEFIT) FOR INCOME TAXES        59         65           139        (69)
                                       -------    -------       -------    -------
     Net income (loss)                 $   103    $   109       $   247    $  (105)
                                       =======    =======       =======    =======

EARNING (LOSS) PER SHARE - BASIC       $  0.10    $  0.10       $  0.23    $ (0.09)
EARNINGS(LOSS) PER SHARE - DILUTED     $  0.09    $  0.09       $  0.22    $ (0.09)

DIVIDENDS DECLARED PER SHARE           $0.0875    $0.2625       $0.1750    $0.3500


The accompanying notes are an integral part of these condensed consolidated statements.

                       THE SOUTHERN BANC COMPANY, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the Six Months Ended
                       December 31, 1997 and 1996

                      (Dollar Amounts in Thousands)

                                                           1997         1996
                                                         -------       -------
                                                        (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                      $   247        $  (105)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
     Depreciation                                              24             24
     Amortization (accretion), net                             65              5
     Amortization of unearned compensation                    180            141
     Provision for loan losses                                  0              0
     Change in assets and liabilities:
       (Increase) decrease in other assets                    (16)           989
       Increase (decrease) in other liabilities                66           (565)
                                                          -------        -------
          Total adjustments                                   319            594
                                                          -------        -------
          Net cash provided by (used in) operating
            activities                                        566            489
                                                          -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available for sale              (5,237)        (4,283)
   Proceeds from maturities and principal payments on
      securities available for sale                         2,759          1,000
   Purchases of securities held to maturity                (3,500)             0
   Proceeds from maturities and principal payments on
      securities held to maturity                           6,369          5,059
   Net loan (originations) repayments                      (3,012)          (768)
   Capital expenditures                                       (26)           (22)
                                                          -------        -------
          Net cash provided by (used in) investing
            activities                                     (2,647)           986
                                                          -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in deposits, net                      (792)         1,159
   Increase (decrease) in advance payments by
      borrowers for taxes and insurance                        33             47
   Dividends paid                                            (180)          (401)
   Contributions to plan trusts                               (34)           (43)
   Proceeds from exercise of stock options                     35              0
   Purchase of treasury stock                                   0         (2,042)
                                                          -------        -------
          Net cash provided by financing activities          (938)        (1,280)
                                                          -------        -------
   Net increase (decrease) in cash and cash equivalents    (3,019)           195

CASH AND CASH EQUIVALENTS, beginning of period              5,807          4,535
                                                          -------        -------
CASH AND CASH EQUIVALENTS, end of period                  $ 2,788        $ 4,730
                                                          =======        =======
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Income taxes                                        $    75        $     0
                                                          =======        =======
   Interest                                               $ 2,300        $ 2,299
                                                          =======        =======
   Non-cash transactions:
      Change in unrealized net gain on securities
          available for sale, net                         $   127        $    35
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

The accompanying unaudited condensed consolidated financial statements as of December 31, 1997 and June 30, 1997, and for the three and six month periods ended December 31, 1997 and 1996, include the accounts of the Company, the Association, and the Association's wholly owned subsidiary, First Service Corporation of Gadsden. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three and six month periods ended December 31, 1997 and 1996. Results of operations for the current interim period are not necessarily indicative of results expected for the entire fiscal year.

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

Management Recognition Plan

During fiscal 1996, the Association established a management recognition plan (the "MRP") which purchased 58,190 shares of the Company's common stock on the open market subsequent to the Conversion. The MRP provides for awards of common stock to directors and officers of the Association. A trust was formed for the purpose of purchasing shares of stock in the open market for future awards of stock options under the MRP Plan. The aggregate fair market value of the shares purchased by the MRP is considered unearned compensation at the time of purchase and compensation is earned ratably over the stipulated vesting period. Unearned compensation related to the MRP is shown as a reduction to shareholders' equity in the accompanying consolidated statements of condition. The Plan held 56,008 issued and outstanding shares at December 31, 1997.

Stock Option and Incentive Plan

The Company has a stockholder approved Option and Incentive Plan (the "Option Plan"). The Option Plan provides for the grant of incentive stock options (ISO's) to employees and non-incentive stock options (non-ISO's) to non-employee directors. The exercise price is based on the market price of the common stock on the date of grant. A trust was formed for the purpose of purchasing shares of stock in the open market for issuance upon future exercises of stock options under the Option Plan. The Plan held 33,235 issued and outstanding shares at December 31, 1997.

Simplified Employee Pension Plan

The Company established a Simplified Employee Pension Plan
("SEP") for all employees who have completed one year of service, pursuant to Section 408(k) of the Internal Revenue Code of 1986. The Company makes a discretionary contribution to the SEP on an annual basis.

4.  EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six month periods ended December 31, 1997 and 1996. Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the MRP and Stock Option plan trusts. Diluted earnings per share for the three and six month periods ended December 31, 1997 and 1996, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the MRP and the Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

In 1997, the Company adopted SFAS No 128, "Earnings Per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for 1996 were restated. The following table represents the earnings per share calculations for the three and six months ended December 31, 1997 and 1996, accompanied by the effect of this accounting change on previously reported earnings per share:

                                                                          Per Share
                                          Income          Shares            Amount
                                          ------          ------          ---------
For the Three Months Ended:
--------------------------
December 31, 1997
Net income                              $103,000
                                          --------
Basic earnings per share:
   Income available to common shareholders 103,000       1,055,896         $   0.10
                                                                           --------
Dilutive Securities:
   Management recognition plan shares                  32,590
   Stock option plan shares                            37,432
                                          --------       ---------
Dilutive earnings per share:
   Income available to common shareholders
      plus assumed conversions          $103,000       1,125,918         $   0.09
                                          --------       ---------         --------
December 31, 1996
Net income                              $109,000
                                          --------
Basic earnings per share:
   Income available to common
     shareholders                          109,000       1,125,407         $   0.10
Dilutive Securities:                                                       --------
   Management recognition plan shares                  32,590
   Stock option plan shares                            10,984
                                          --------       ---------
Dilutive earnings per share:
   Income available to common
      shareholders plus assumed
      conversions                          $109,000       1,168,981         $   0.09
                                          --------       ---------         --------
For the Six Months Ended:
--------------------------
December 31, 1997
Net income                              $247,000
                                          --------
Basic earnings per share:
   Income available to common
     shareholders                          247,000       1,054,858         $   0.23
Dilutive Securities:                                                       --------
   Management recognition plan shares                       32,590
   Stock option plan shares                                 33,981
Dilutive earnings per share:              --------       ---------
   Income available to common
     shareholders plus assumed
     conversions                          $247,000       1,121,429         $   0.22
                                          --------       ---------         --------
December 31, 1996

Net income                               $(105,000)
                                         ---------
Basic earnings per share:
   Income available to common
     shareholders                         (105,000)      1,137,391         $  (0.09)
                                                                           --------
Dilutive Securities:
   Management recognition plan shares                  32,590
   Stock option plan shares                            12,543
                                         ----------      ---------
Dilutive earnings per share:
   Income available to common
     shareholders plus assumed
     conversions                          $(105,000)      1,182,524         $  (0.09)
                                         ---------       ---------         --------

Changes in previously reported EPS:               For the period ended December 31, 1996
                                                --------------------------------------
                                                Three Months                Six Months
                                                ------------                ----------
Earnings (loss) per share, as reported             $   0.09                  $  (0.09)
Earnings (loss) per share, as restated:
    Basic                                          $   0.10                  $  (0.09)
    Diluted                                        $   0.09                  $  (0.09)

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

6.  PENDING ACCOUNTING PRONOUNCEMENTS

In February 1997, Financial Accounting Standards Board ("FASB") issued SFAS No.129, "Disclosure of Information About Capital Structure". This Statement establishes standards for disclosing information about an entity's capital structure. It applies to all entities. This Statement continues the previous requirements to disclose certain information about an entity's capital structure found in Accounting Principles Board ("APB") Opinions No. 10, Omnibus Opinion - 1996, and APB No. 15, "Earnings Per Share", and SFAS No. 47, "Disclosure of Long-Term Obligations", for entities that were subject to the requirements of those standards. SFAS No. 129 eliminates the exemption of nonpublic entities from certain disclosure requirements of APB No. 15 as provided by SFAS No.21, "Suspension of the Reporting of Earnings Per Share and Segment Information by Nonpublic Enterprises". It supersedes specific disclosure requirements of APB Nos. 10 and 15 and SFAS No. 47 and consolidates them in this Statement for ease of retrieval and for greater visibility to nonpublic entities. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. It contains no change in disclosure requirements for entities that were previously subject to the requirements of APB Nos. 10 and 15 and SFAS No. 47.

In June 1997, FASB issued SFAS No. 130, "Reporting of Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This Statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income, be reported in financial statements and are displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

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

Management believes there will be no material effect on the consolidated financial statements from the adoption of these pronouncements.

            MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at December 31 and June 30,
1997.

Total assets decreased approximately $318,000 or 0.30% from $105.4 million at June 30, 1997 to $105.1 million at December 31, 1997. During the period ended December 31, 1997, net loans increased approximately $3.0 million or 8.32%, securities available for sale increased approximately $2.5 million or 14.41% and securities held to maturity decreased approximately $2.9 million or 6.50%. The decrease in securities held to maturity was primarily attributable to principal payments received during the period ended December 31, 1997.

Cash and cash equivalents decreased approximately $3.0 million or 51.99% from $5.8 million to $2.8 million at December 31, 1997. The decrease in cash and cash equivalents was primarily attributable to the purchase of investment securities and loan originations.

Accrued interest and dividends receivable decreased approximately $28,000 or 3.75% from $747,000 at June 30, 1997 to
$719,000 at December 31, 1997. Prepaid expenses and other assets increased approximately $44,000 or 6.73% from $654,000 at June 30, 1997 to $698,000 at December 31, 1997.

Total deposits decreased approximately $792,000 or 0.91% from $86.8 million at June 30, 1997 to $86.0 million at December 31, 1997. Other liabilities during the period ended December 31, 1997 increased approximately $149,000 or 20.05% from $743,000 at June 30, 1997 to $892,000 at December 31, 1997. This increase was primarily attributable to an increase in accrued federal and state income taxes.

Total equity increased approximately $325,000 or 1.81% from $17.9 million at June 30, 1997 to $18.3 million at December 31, 1997. This change was primarily attributable to an increase in retained earnings, additional paid-in capital, and amortization of unearned compensation, offset in part by the payment of common stock dividends. Treasury stock at December 31, 1997 was $3.0 million.

Comparison of Results of Operations for the Three and Six Months
Ended December 31, 1997 and 1996.

The Company reported net income for the three and six month periods ended December 31, 1997 of $103,000 and $247,000, respectively. Net income for the three month period decreased approximately $6,000 or 5.50% from $109,000 at December 31, 1996 to $103,000 at December 31, 1997. For the six month period, net income increased approximately $352,000 or 335.24% from a net loss of $105,000 at December 31, 1996 to net income of $247,000 at December 31, 1997. The increase in net income for the six month period ended December 31, 1997 was primarily attributable to a reduction in deposit insurance expense, offset in part by an increase in income tax expense. The net loss during the six month period ended December 31, 1996 was primarily attributable to the recognition of the one-time special assessment of approximately $591,000 by the FDIC, offset in part by a $69,000 reduction in income tax expense.

Net Interest Income. Net interest income for the three and six months ended December 31, 1997 was $728,000 and $1.4 million, respectively. Net interest income for the three and six months ended December 31, 1996 was $763,000 and $1.5 million, respectively. Total interest income decreased approximately $21,000 or 1.11% for the three months ended December 31, 1997. Total interest income decreased approximately $74,000 or 1.94% for the six month period ended December 31, 1997. Total interest expense increased approximately $14,000 or 1.24% for the three months ended December 31, 1997 compared with the three month period ended December 31, 1996. Total interest expense increased approximately $11,000 or 0.48% for the six months ended December 31, 1997 compared with the six months ended December 31, 1996.

Provision for Loan Losses. No provision for loan losses was deemed necessary in either of the three month or six month periods ended December 31, 1997 or 1996. The allowance for loan losses is based on management's evaluation of possible loan losses inherent in the Association's loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Non-interest Income. Non-interest income increased approximately $4,000 or 25.00% from $16,000 to $20,000 for the three month period ended December 31, 1997 compared to the three month period ended December 31, 1996. For the six month period ended December 31, 1997 non-interest income increased approximately $9,000 or 28.13% from $32,000 to $41,000.

Non-interest Expense. Non-interest expense decreased approximately $19,000 or 3.14% for the three month period ended December 31, 1997 from $605,000 to $586,000. For the six month period ended December 31, 1997, non-interest expense decreased approximately $636,000 or 36.66% from $1.7 million to $1.1 million. This decrease was primarily attributable to the reduction in deposit insurance expense related to the recognition of the one-time special assessment by the FDIC in the amount of $591,000 during the six month period ended December 31, 1996. Salaries and employee benefits increased approximately $43,000 or 11.85% for the three month period ended December 31, 1997 compared with the three month period ended December 31, 1996. For the six month period ended December 31, 1997, salaries and benefits increased $58,000 or 8.26% compared with the six month period ended December 31, 1996. This increase was primarily attributable to salary and benefit expenses related to the establishment of certain employee benefit plans, subsequent to the conversion. Other operating expenses decreased by $23,000 or 18.55% and $17,000 or 8.63% for the three and six month periods ended December 31, 1997 and 1996, respectively. This decrease was primarily attributable to reduced operating expenses relating to the operation of the holding company and professional fees associated with back-office operational improvements.

Provision for Income Taxes. For the three month period ended December 31, 1997, provision for income tax expense decreased approximately $6,000 or 9.23%. For the six month period ended December 31, 1997, provision for income tax expense increased approximately $208,000 or 301.45%. This increase was primarily attributable to a reduction in deposit insurance expense related to the recognition of the one-time special assessment by the FDIC in the amount of $591,000 during the six month period ended December 31, 1996. For the three month period ended December 31, 1997, income before income taxes decreased approximately $12,000 or 6.90% as compared to the three month period ended December 31, 1996. For the six month period ended December 31, 1997, income before income taxes increased approximately $560,000 or 321.84% compared to the six month period ended December 31, 1996.

Liquidity and Capital Resources. As a holding company, the Company conducts its business through its subsidiary, the Association. The Association is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Association's average liquidity ratio well exceeded the required maximums at and during the three and six month periods ended December 31, 1997. The Association adjusts its liquidity levels in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. The Association also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

The Association is required to maintain certain levels of regulatory capital. At December 31, 1997, the Association exceeded all minimum regulatory capital requirements.

                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At December 31, 1997, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         On January 15, 1998, The Southern Banc Company, Inc.
announced a dividend in the amount of $.0875 per share on or about March 16, 1998 to stockholders of record at the close of business on February 20, 1998.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

Exhibit 27 - Financial Data Schedule

         (b)   Reports on Form 8-K

               None

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE SOUTHERN BANC COMPANY



Date:  January 29, 1998        By: /s/ James B. Little, Jr.
                                   ----------------------------
                                   James B.  Little, Jr.
                                   (Principal Executive and
                                    Financial Officer)