Form 10QSB
period 1998-03-31
SOUTHERN BANC CO INC
filed 1998-05-15
CIK 946453

                           FORM 10-QSB

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1998



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
Yes  X    No
    ---     ----
        As of March 31, 1998, there were 1,230,313 shares of the registrant's Common Stock, par value $0.01 per share, issued and outstanding.

        Transitional small business disclosure format (check
one): Yes      No X
         ---     ---

                 PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

                      THE SOUTHERN BANC COMPANY, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                    (Dollar Amounts in Thousands)

                                                   March 31,        June 30,
                                                     1998             1997
                                                 ------------     ------------
                                                 (Unaudited)
ASSETS

CASH AND CASH EQUIVALENTS                         $  7,576        $  5,807

SECURITIES AVAILABLE FOR SALE                       19,149          17,621

SECURITIES HELD TO MATURITY,
    fair values of $38,459 and $44,250,
    respectively                                    37,722          44,157

LOANS RECEIVABLE, net                               39,544          36,181

PREMISES AND EQUIPMENT, net                            262             267

ACCRUED INTEREST AND DIVIDENDS RECEIVABLE              655             747

PREPAID EXPENSES AND OTHER ASSETS                      811             654
                                                  --------        --------
TOTAL ASSETS                                      $105,719        $105,434
                                                  ========        ========

DEPOSITS                                          $ 86,276        $ 86,759

OTHER LIABILITIES                                    1,051             743
                                                  --------        --------
TOTAL LIABILITIES                                   87,327          87,502

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share,
      500,000 shares authorized; shares issued
      and outstanding -- none                            0               0
   Common stock, par $.01 per share,
      1,454,750 shares issued and
      3,500,000 shares authorized.                      15              15
   Treasury stock at cost, 224,437 shares           (3,000)         (3,000)
   Additional paid-in capital                       13,707          13,643
   Unearned compensation                            (1,726)         (1,917)
   Retained earnings                                 9,378           9,253
   Unrealized gain on securities available
     for sale, net                                      18             (62)
                                                  --------        --------
TOTAL STOCKHOLDERS' EQUITY                        $ 18,392        $ 17,932
                                                  --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $105,719        $105,434
                                                  ========        ========

The accompanying notes are an integral part of these condensed consolidated statements.

                      THE SOUTHERN BANC COMPANY, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                For the Three and Nine Month Periods Ended
                        March 31, 1998 and 1997

                      (Dollar Amounts in Thousands)



                                      Three Months Ended        Nine Months Ended
                                          March 31,                 March 31,
                                      ---------------------    --------------------
                                         1998        1997        1998        1997
                                      ----------  ---------    --------    --------
                                      (Unaudited) (Unaudited) (Unaudited)(Unaudited)
INTEREST INCOME

   Interest and fees on loans          $   774    $   684       $ 2,287    $ 2,034
   Interest and dividends on
    securities available for sale          322        254           934        867
   Interest and dividends on securities
    held to maturity                       693        850         2,180      2,555
   Other interest income                    60         56           192        208
                                       -------    -------       -------    -------
     Total interest income               1,849      1,844         5,593      5,664

INTEREST EXPENSE:
   Interest on deposits                  1,114      1,107         3,414      3,396
                                       -------    -------       -------    -------
     Net interest income                   735        737         2,179      2,268
Provision for loan losses                    0          0             0          0
                                       -------    -------       -------    -------
     Net interest income after
       provision for loan losses           735        737         2,179      2,268
                                       -------    -------       -------    -------

NON-INTEREST INCOME:
  Fees and other non-interest income        31         16            72         48
                                       -------    -------       -------    -------

NON-INTEREST EXPENSE:
  Salaries and employee benefits           351        351         1,111      1,053
  Office building and equipment
    expenses                                64         74           195        215
  Deposit insurance expense                 14          3            42        699
  Other operating expense                  109        117           289        315
                                       -------    -------       -------    -------
     Total non-interest expense            538        545         1,637      2,282
                                       -------    -------       -------    -------
Income before income taxes                 228        208           614         34

PROVISION FOR INCOME TAXES                  79         78           218          9
                                       -------    -------       -------    -------
     Net income                        $   149    $   130       $   396    $    25
                                       =======    =======       =======    =======

EARNING PER SHARE - BASIC              $  0.14    $  0.10       $  0.37    $  0.02
EARNINGS PER SHARE - DILUTED           $  0.13    $  0.09       $  0.35    $  0.02

DIVIDENDS DECLARED PER SHARE           $0.0875    $0.0875       $0.2625    $0.4375


The accompanying notes are an integral part of these condensed consolidated statements.

                       THE SOUTHERN BANC COMPANY, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the Nine Months Ended
                        March 31, 1998 and 1997

                      (Dollar Amounts in Thousands)

                                                           1998         1997
                                                         -------       -------
                                                        (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $   396        $    25
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
     Depreciation                                              36             36
     Amortization (accretion), net                            (18)            61
     Amortization of unearned compensation                    270            252
     Provision for loan losses                                  0              0
     Change in assets and liabilities:
       (Increase) decrease in other assets                    (65)           961
       Increase (decrease) in other liabilities               289           (346)
                                                          -------        -------
          Total adjustments                                   512            964
                                                          -------        -------
          Net cash provided by (used in) operating
            activities                                        908            989
                                                          -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available for sale              (7,298)        (4,290)
   Proceeds from maturities and principal payments on
      securities available for sale                         5,881          1,500
   Purchases of securities held to maturity                (5,004)             0
   Proceeds from maturities and principal payments on
      securities held to maturity                          11,459          7,001
   Net loan (originations) repayments                      (3,363)        (2,297)
   Capital expenditures                                       (31)           (72)
                                                          -------        -------
          Net cash provided by (used in) investing
            activities                                     (1,644)         1,842
                                                          -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in deposits, net                      (483)           677
   Increase (decrease) in advance payments by
      borrowers for taxes and insurance                       (14)            47
   Dividends paid                                            (271)          (206)
   Contributions to plan trusts                               (50)          (380)
   Proceeds from exercise of stock options                     35              0
   Purchase of treasury stock                                   0         (2,042)
                                                          -------        -------
          Net cash provided by financing activities          (783)        (1,904)
                                                          -------        -------
   Net increase (decrease) in cash and cash equivalents     1,769            927

CASH AND CASH EQUIVALENTS, beginning of period              5,807          4,535
                                                          -------        -------
CASH AND CASH EQUIVALENTS, end of period                  $ 7,576        $ 5,462
                                                          =======        =======
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Income taxes                                        $   130        $     0
                                                          =======        =======
   Interest                                               $ 3,415        $ 2,299
                                                          =======        =======
   Non-cash transactions:
      Change in unrealized net gain on securities
          available for sale, net                         $   130        $    35
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

The accompanying unaudited condensed consolidated financial statements as of March 31, 1998 and June 30, 1997, and for the three and nine month periods ended March 31, 1998 and 1997, include the accounts of the Company, the Association, and the Association's wholly owned subsidiary, First Service Corporation of Gadsden. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three and nine month periods ended March 31, 1998 and 1997. Results of operations for the current interim period are not necessarily indicative of results expected for the entire fiscal year.

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

Management Recognition Plan

During fiscal 1996, the Association established a management recognition plan (the "MRP") which purchased 58,190 shares of the Company's common stock on the open market subsequent to the Conversion. The MRP provides for awards of common stock to directors and officers of the Association. A trust was formed for the purpose of purchasing shares of stock in the open market for future awards of stock options under the MRP Plan. The aggregate fair market value of the shares purchased by the MRP is considered unearned compensation at the time of purchase and compensation is earned ratably over the stipulated vesting period. Unearned compensation related to the MRP is shown as a reduction to shareholders' equity in the accompanying consolidated statements of condition. The Plan held 45,685 issued and outstanding shares at March 31, 1998.

Stock Option and Incentive Plan

The Company has a stockholder approved Option and Incentive Plan (the "Option Plan"). The Option Plan provides for the grant of incentive stock options (ISO's) to employees and non-incentive stock options (non-ISO's) to non-employee directors. The exercise price is based on the market price of the common stock on the date of grant. A trust was formed for the purpose of purchasing shares of stock in the open market for issuance upon future exercises of stock options under the Option Plan. The Plan held 33,275 issued and outstanding shares at March 31, 1998.

Simplified Employee Pension Plan

The Company established a Simplified Employee Pension Plan
("SEP") for all employees who have completed one year of service, pursuant to Section 408(k) of the Internal Revenue Code of 1986. The Company makes a discretionary contribution to the SEP on an annual basis.

4.  EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine month periods ended March 31, 1998 and 1997. Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the MRP and Stock Option plan trusts. Diluted earnings per share for the three and nine month periods ended March 31, 1998 and 1997, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the MRP and the Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

In 1997, the Company adopted SFAS No 128, "Earnings Per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for 1996 were restated. The following table represents the earnings per share calculations for the three and nine months ended March 31, 1998 and 1997, accompanied by the effect of this accounting change on previously reported earnings per share:

                                                                          Earnings
                                          Income          Shares          Per Share
                                          ------          ------          ---------
For the Three Months Ended:
--------------------------
March 31, 1998

Net income                              $149,000
                                          --------
Basic earnings per share:
   Income available to common
     shareholders                          149,000       1,059,533         $   0.14
                                                                           --------
Dilutive Securities:
   Management recognition plan shares                  32,590
   Stock option plan shares                            37,880
                                          --------       ---------
Dilutive earnings per share:
   Income available to common
      shareholders plus assumed
      conversions                          $149,000       1,130,003         $   0.13
                                          --------       ---------         --------

March 31, 1997

Net income                              $130,000
                                          --------
Basic earnings per share:
   Income available to common
     shareholders                          130,000       1,043,937         $   0.12
Dilutive Securities:                                                       --------
   Management recognition plan shares                  32,590
   Stock option plan shares                            19,131
                                          --------       ---------
Dilutive earnings per share:
   Income available to common
      shareholders plus assumed
      conversions                          $130,000       1,095,658         $   0.12
                                          --------       ---------         --------
For the Nine Months Ended:
--------------------------
March 31, 1998

Net income                              $396,000
                                          --------
Basic earnings per share:
   Income available to common
     shareholders                          396,000       1,057,808         $   0.37
Dilutive Securities:                                                       --------
   Management recognition plan shares                       32,590
   Stock option plan shares                                 33,302
Dilutive earnings per share:              --------       ---------
   Income available to common
     shareholders plus assumed
     conversions                          $396,000       1,125,700         $   0.35
                                          --------       ---------         --------
March 31, 1997

Net income                               $  25,000
                                         ---------
Basic earnings per share:
   Income available to common
     shareholders                           25,000       1,106,694         $   0.02
                                                                           --------
Dilutive Securities:
   Management recognition plan shares                  32,590
   Stock option plan shares                            14,801
                                         ----------      ---------
Dilutive earnings per share:
   Income available to common
     shareholders plus assumed
     conversions                          $  25,000       1,154,085         $   0.02
                                         ---------       ---------         --------

Changes in previously reported EPS:              For the period ended March 31, 1997
                                                 -----------------------------------
                                                 Three Months            Nine Months
                                                 ------------            -----------
Earnings per share, as reported                    $0.12                   $0.02
Earnings per share, as restated:
  Basic                                            $0.12                   $0.02
  Diluted                                          $0.12                   $0.02



5.  FDIC ASSESSMENT

The Association's deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). Congress passed legislation requiring a one-time special assessment of
65.7 basis points to be applied against SAIF-assessable
deposits as of March 31, 1995.   The Association recognized an
expense at September 30, 1996 in the amount of $591,000 to record the one-time special assessment.

6.  PENDING ACCOUNTING PRONOUNCEMENTS

The AICPA has issued Statements of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This statement requires capitalization of external direct costs of materials and services; payroll and payroll-related costs for employees directly associated; and interests cost during development of computer software for internal use (planning and preliminary costs should be expensed). Also, capitalized costs of computer software developed or obtained for internal use should be amortized on a straight-line basis unless another systematic and rational basis is more representative of the software's use.

This statement is effective for financial statements for fiscal years beginning after December 15, 1998 (prospectively) and is not expected to have a material effect on the consolidated financial statements.

           MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison of Financial Condition at March 31, 1998 and June 30,
1997.

Total assets increased approximately $285,000 or 0.27% from $105.4 million at June 30, 1997 to $105.7 million at March 31, 1998. During the period ended March 31, 1998, net loans increased approximately $3.4 million or 9.29%, securities available for sale increased approximately $1.5 million or 8.67% and securities held to maturity decreased approximately $6.4 million or 14.57%. The decrease in securities held to maturity was primarily attributable to principal payments received during the period ended March 31, 1998.

Cash and cash equivalents increased approximately $1.8 million or 30.46% from $5.8 million to $7.6 million at March 31, 1998. The increase in cash and cash equivalents was primarily attributable to the proceeds from maturities and principal payments on securities available for sale and held to maturity.

Accrued interest and dividends receivable decreased approximately $92,000 or 12.32% from $747,000 at June 30, 1997 to $655,000 at March 31, 1998. Prepaid expenses and other assets increased approximately $157,000 or 24.01% from $654,000 at June 30, 1997 to $811,000 at March 31, 1998.

Total deposits decreased approximately $483,000 or 0.56% from $86.8 million at June 30, 1997 to $86.3 million at March 31, 1998. Other liabilities during the period ended March 31, 1997 increased approximately $308,000 or 41.45% from $743,000 at June 30, 1997 to $1.1 million at March 31, 1998. This increase was primarily attributable to an increase in accrued federal and state income taxes.

Total equity increased approximately $460,000 or 2.57% from $17.9 million at June 30, 1997 to $18.4 million at March 31, 1998. This change was primarily attributable to an increase in retained earnings, additional paid-in capital, and amortization of unearned compensation, offset in part by the payment of common stock dividends. Treasury stock at March 31, 1998 was $3.0 million.

Comparison of Results of Operations for the Three and Nine
Months Ended March 31, 1998 and 1997.

The Company reported net income for the three and nine month periods ended March 31, 1998 of $149,000 and $396,000, respectively. Net income for the three month period increased approximately $19,000 or 14.62% from $130,000 at March 31, 1997 to $149,000 at March 31, 1998. For the nine month period, net income increased approximately $371,000 or 1,484.00% from $25,000 at March 31, 1997 to $396,000 at March 31, 1998. The
increase in net income for the nine month period ended March 31, 1998 was primarily attributable to a reduction in deposit insurance expense, offset in part by an increase in income tax expense. Net income during the nine month period ended March 31, 1997 included the recognition of the one-time special assessment of approximately $591,000 by the FDIC, offset in part by a $69,000 reduction in income tax expense.

Net Interest Income. Net interest income for the three and nine months ended March 31, 1998 was $735,000 and $2.2 million, respectively. Net interest income for the three and nine months ended March 31, 1997 was $737,000 and $2.3 million, respectively. Total interest income increased approximately $5,000 or 0.27% for the three months ended March 31, 1998.
Total interest income decreased approximately $71,000 or 1.25% for the nine month period ended March 31, 1998. Total interest expense increased approximately $7,000 or 0.63% for the three months ended March 31, 1998 compared with the three month period ended March 31, 1997. Total interest expense increased approximately $18,000 or 0.53% for the nine months ended March 31, 1998 compared with the nine months ended March 31, 1997.


Provision for Loan Losses. No provision for loan losses was deemed necessary in either of the three month or nine month periods ended March 31, 1998 or 1997. The allowance for loan losses is based on management's evaluation of possible loan losses inherent in the Association's loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Non-interest Income. Non-interest income increased approximately $15,000 or 93.75% from $16,000 to $31,000 for the three month period ended March 31, 1998 compared to the three month period ended March 31, 1997. For the nine month period ended March 31, 1998 non-interest income increased approximately $24,000 or 50.00% from $48,000 to $72,000.

Non-interest Expense. Non-interest expense decreased approximately $7,000 or 1.28% for the three month period ended March 31, 1998 from $545,000 to $538,000. For the nine month period ended March 31, 1998, non-interest expense decreased approximately $645,000 or 28.26% from $2.3 million to $1.6 million. This decrease was primarily attributable to the reduction in deposit insurance expense related to the recognition of the one-time special assessment by the FDIC in the amount of $591,000 during the nine month period ended March 31, 1997. Salaries and employee benefits remained level at approximately $351,000 for the three month period ended March 31, 1998 compared with the three month period ended March 31, 1997. For the nine month period ended March 31, 1998, salaries and benefits increased $58,000 or 5.51% compared with the nine month period ended March 31, 1997. This increase was primarily attributable to salary and benefit expenses related to the establishment of certain employee benefit plans, subsequent to the conversion. Other operating expenses decreased by $8,000 or 6.84% and $26,000 or 8.25% for the three and nine month periods ended March 31, 1998 and 1997, respectively. This decrease was primarily attributable to reduced operating expenses relating to the operation of the holding company and professional fees associated with back-office operational improvements.

Provision for Income Taxes. For the three month period ended March 31, 1998, provision for income tax expense increased approximately $1,000 or 1.28%. For the nine month period ended March 31, 1998, provision for income tax expense increased approximately $209,000 or 2,322.22%. This increase was primarily attributable to a reduction in deposit insurance expense related to the recognition of the one-time special assessment by the FDIC in the amount of $591,000 during the nine month period ended March 31, 1997. For the three month period ended March 31, 1998, income before income taxes increased approximately $20,000 or 9.62% as compared to the three month period ended March 31, 1997. For the nine month period ended March 31, 1998, income before income taxes increased approximately $580,000 or 1,705.88% compared to the nine month period ended March 31, 1997.


Liquidity and Capital Resources. As a holding company, the Company conducts its business through its subsidiary, the Association. The Association is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Association's average liquidity ratio well exceeded the required maximums at and during the three and nine month periods ended March 31, 1998. The Association adjusts its liquidity levels in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. The Association also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

The Association is required to maintain certain levels of regulatory capital. At March 31, 1998, the Association exceeded all minimum regulatory capital requirements.

Year 2000 Compliance. The Company has evaluated its operations and information systems to identify and address risk associated with the year 2000. Based on present information, Management does not believe that its related costs with year 2000 compliance will be material.

                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 1998, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         On April 16, 1998, The Southern Banc Company, Inc.
announced a dividend in the amount of $.0875 per share on or about June 15, 1998 to stockholders of record at the close of business on May 15, 1998.

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


                               THE SOUTHERN BANC COMPANY



Date:  May 12, 1998            By: /s/ James B. Little, Jr.
                                   ----------------------------
                                   James B.  Little, Jr.
                                   (Principal Executive and
                                    Financial Officer)