Form 10KSB
period 1998-06-30
SOUTHERN BANC CO INC
filed 1998-09-25
CIK 946453

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   -----------
(Mark One)                         FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998


[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________
                                              Commission File Number: 1-13964

                        THE SOUTHERN BANC COMPANY, INC.
           ________________________________________________________
                (Name of Small Business Issuer in Its Charter)

              Delaware                                        63-1146351
_____________________________________________               _______________
(State or Other Jurisdiction of Incorporation              (I.R.S. Employer
 or Organization)                                          Identification No.)

221 S. 6th Street, Gadsden, Alabama                                   35901
_________________________________________                          ----------
(Address of Principal Executive Offices)                           (Zip Code)

         Issuer's Telephone Number, Including Area Code: (256) 543-3860

          Securities registered pursuant to Section 12(b) of the Act:
Common stock, par value $.01 per share               American Stock Exchange
--------------------------------------    --------------------------------------
       (Title of Class)                   (Name of Exchange on Which Registered)

          Securities registered pursuant to Section 12(g) of the Act:
                                 Not Applicable

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No _______
                                                    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for the fiscal year ended June 30, 1998:  $542,885

As of September 21, 1998, the aggregate market value of the 801,362 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $11.1 million based on the closing sales price of $13.875 per share of the registrant's Common Stock on September 21, 1998 as listed on the American Stock Exchange. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of September 21, 1998: 1,230,313

Transitional Small Business Disclosure Format   Yes _____     No    X
                                                                 -------

                      DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the part of this report into which the document is incorporated:

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 1998 (the "Annual Report"). (Parts I and II)
2. Portions of the Proxy Statement for the registrant's 1998 Annual Meeting of Stockholders (the "Proxy Statement"). (Part III)

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

     The Company's executive offices are located at 221 S. 6th Street, Gadsden, Alabama 35901, and its telephone number is (256) 543-3860.

     First Federal Savings and Loan Association of Gadsden. The Association is a conservative and independent community-oriented savings institution dedicated to providing quality customer service. The Association was organized in 1936 as a federally chartered mutual savings and loan association, at which time it also became a member of the Federal Home Loan Bank ("FHLB") System and obtained federal deposit insurance. The Association currently operates through four banking offices located in Gadsden, Albertville, Guntersville and Centre, Alabama. At June 30, 1998, the Association had total assets of $105.1 million, deposits of $85.9 million and stockholders' equity of $18.6 million, or 17.67% of total assets.

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

PROPOSED REGULATORY CHANGES

     On May 13, 1998, the U.S. House of Representatives by one vote passed H.R. 10 (the "Act"), the "Financial Services Competition Act of 1998," which calls for a sweeping modernization of the banking system that would permit affiliations between commercial banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises. The stated purposes of the Act are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services and increase competition.

     H.R. 10 removes the restrictions contained in the Glass-Steagall Act of 1933 and the Bank Holding Company Act of 1956, thereby allowing qualified financial holding companies to control banks, securities firms, insurance companies, and other financial firms. Conversely, securities firms, insurance companies and financial firms would be allowed to own or affiliate with a commercial bank. Under the new framework, the Federal Reserve would serve as an umbrella regulator to oversee the new financial holding company structure. Securities affiliates would be required to comply with all applicable federal securities laws, including registration and other requirements applicable to broker-dealers. The Act also provides that insurance affiliates be subject to applicable state insurance regulations and supervision. The Act preserves the thrift charter and all existing thrift powers, but restricts the activities of new unitary thrift holding companies.

     The Senate is now considering the legislation but may further modify the Act. At this time, it is unknown whether the Act will be enacted, or if enacted, what form the final version of such legislation might take.

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

     The economy in the Association's market area includes a mixture of manufacturing and agriculture. Large local employers include Goodyear Tire and Rubber Company which has a plant located in Etowah County and Gulf States Steel Corp., a local manufacturer of steel. According to the Alabama Department of Industrial Relations, the unemployment rates for May 1998 in Etowah, Cherokee and Marshall Counties were 5.2%, 4.1% and 5.6%, respectively, as compared to 4.0% for the state of Alabama.

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

     At June 30, 1998, the maximum amount that the Association could have loaned to any one borrower without prior OTS approval was $4.6 million. At such date, the largest aggregate amount of loans that the Association had outstanding to any one borrower was approximately $237,000.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Association's loan portfolio by type of loan at the dates indicated. At June 30, 1998, the Association had no concentrations of loans exceeding 10% of total loans that are not disclosed below.

                                                     At June 30,
                                         ------------------------------------
                                               1998               1997
                                         -----------------  -----------------
                                          Amount      %      Amount      %
                                         --------  -------  --------  -------
                                                (Dollars in thousands)
Type of Loan:
------------
Real estate loans:
  One- to four-family residential (1)..  $36,528    88.77%  $32,678    90.32%
  Non-residential......................      216     0.52       278     0.77
Consumer loans.........................    3,748     9.11     2,617     7.23
Savings account loans..................      657     1.60       609     1.68
                                         -------   ------   -------   ------
Total gross loans......................   41,149   100.00%   36,182   100.00%
                                                   ======             ======

Less:
  Unearned income......................      245                133
  Discounts on loans purchased.........       --                 --
  Deferred loan fees (costs), net......     (325)              (207)
  Allowance for loan losses............       76                 76
                                         -------            -------
    Total..............................  $41,153            $36,180
                                         =======            =======


_____________
(1) One- to four-family residential includes second mortgage loans on which the Association also has the first mortgage. The proceeds of these second mortgage loans were used for improvements and consumer purposes. Second mortgage loan balances at June 30, 1998 and 1997 were approximately $974,000 and $1.1 million, respectively.


     The following table sets forth information at June 30, 1998 regarding the dollar amount of loans maturing or repricing in the Association's portfolio,
based on contractual terms to maturity or repricing period.   Demand loans,
loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                            Due Within 1  Due After 1 through   Due After 5
                             Year After      5 Years After      Years After
                              6/30/98           6/30/98           6/30/98    Total
                              --------          --------          --------   -------
                                            (In thousands)
Real estate mortgage (1)..      $  1,580             $  2,311      $ 32,853  $36,744
Consumer and savings
  accounts................         2,049                2,110           246    4,405
                                --------             --------      --------  -------
     Total................      $  3,629             $  4,421      $ 33,099  $41,149
                                ========             ========      ========  =======


____________
(1) Real estate mortgage loans includes second mortgage loans on which the Association also has the first mortgage. The proceeds of these second mortgage loans were used for improvements and consumer purposes. Second mortgage loan balances at June 30, 1998 totaled $974,000.

     The following table sets forth at June 30, 1998, the dollar amount of gross loans due after one year after that date, based upon contractual maturity dates or period to reprice, and whether such loans have fixed or adjustable rates.

                                Predetermined    Floating or
                                    Rate       Adjustable Rates
                                -------------  ----------------
                                        (In thousands)

Real estate...................        $35,081            $1,663
Consumer and savings account..          4,405                --
                                      -------            ------
 Total........................        $39,486            $1,663
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

       Originations, Purchases and Sales of Loans.   The Association's loans are
primarily originated by salaried loan officers of the Association. In addition, from time to time, the Association purchases loans. During fiscal 1998, the Association purchased six real estate loans totaling $682,000 from a financial institution in Tuscaloosa, Alabama. The Association has not sold any loans in recent years.

       One- to Four-Family Residential Lending. Historically, the Association's principal lending activity has been the origination of fixed rate loans secured by first mortgages on existing one- to four-family residences in the Association's market area. The purchase price or appraised value of most of such residences generally has been between $24,000 and $290,000, with the Association's loan amounts averaging approximately $50,000. At June 30, 1998, $36.5 million, or 88.77%, of the Association's total loans were secured by one- to four-family residences, a substantial portion of which were existing, owner-occupied, single-family residences in the Association's market area. At June 30, 1998, $35.0 million, or 95.47%, of the Association's one- to four-family residential loans had fixed rates and $1.7 million, or 4.53%, had adjustable rates.

       The Association's one- to four-family residential mortgage loans generally are for terms of up to 21 years, amortized on a monthly basis, with principal and interest due each month. The majority of the Association's one- to four-family mortgage loans are underwritten with terms of 15 years or less. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. These loans customarily contain "due-on-sale" clauses which permit the Association to accelerate repayment of a loan upon transfer of ownership of the mortgaged property. In January 1995, the Association introduced a new mortgage loan product which provides for a term of up to 21 years with the interest rate increasing one percentage point every seven years. This increase is not contingent upon any corresponding increase in market interest rates. As of June 30, 1998, the Association had originated $6.1 million of these graduated rate loans. The Association intends to continue originating such loans subject to market demands.

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

       The Association has not originated any adjustable rate, one- to four-family residential mortgage loans in recent years. However, total loans at June 30, 1998 included adjustable rate loans with an aggregate principal balance of $1.7 million, substantially all of which were purchased during fiscal 1996. The rates at which interest accrues on these loans are adjustable annually, generally with limitations on adjustments of 2.0% per adjustment period and 6.0%
- 6.5% over the life of the loan. While such loans may include initial discounted rates, they were underwritten and borrowers were qualified based on the fully indexed interest rate. The Association's adjustable rate loans do not permit negative amortization.

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

       Consumer Lending. The Association's consumer loans consist of home equity lines of credit secured by first or second mortgages on single-family residences in the Association's market area, new and used automobile loans and demand loans secured by savings accounts at the Association. These loans totaled approximately $734,000, $2.3 million and $657,000, respectively, at June 30, 1998. Management plans to continue the Association's expansion of these programs as part of the Association's plan to provide a wider range of financial services to the Association's customers while increasing the Association's portfolio yields.

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

       Upon receipt of a loan application from a prospective borrower, the Association's staff preliminarily reviews the information provided and makes an initial determination regarding the qualification of the borrower. If not disapproved, the application then is placed in processing, and a credit report, verifications and other information is generally gathered relating to the loan applicant's employment, income and credit standing. It is the Association's policy to obtain an appraisal of the real estate intended to secure a proposed mortgage loan from an Association-approved appraiser. The Association requires that all borrowers complete an environmental questionnaire. The Association generally does not obtain a formal environmental report on the real estate at the time a loan is made, except when the Association becomes aware of a particular risk of environment contamination.

       It is the Association's policy to record a lien on the real estate securing the loan and, in most instances, to obtain a title insurance policy which insures that the property is free of prior encumbrances. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a designated flood plain, paid flood insurance policies are required.

       The Board of Directors has the overall responsibility and authority for general supervision of the Association's loan policies. The Board has established written lending policies for the Association. The Association has established a loan committee which is comprised of Board members and Executive Officers. Any loan committee member has the authority to approve mortgage loans of $200,000 or under. Mortgage loans over $200,000 require the approval of one committee member accompanied by the approval of the Chairman of the Board. Consumer loans up to $15,000 may be approved by individual loan officers. Consumer loans greater than $15,000 must be approved by at least two members of the Association's consumer loan committee which is comprised of all of the Association's loan officers. Loan applicants are promptly notified of the decision of the Association. It has been management's experience that substantially all approved loans are funded.

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

       Asset Classification, Allowances for Losses and Non-performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, an institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with an institution's classifications. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Association regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications on a monthly basis. At June 30, 1998, the Association had no assets classified as loss or doubtful, $11,000 of assets classified as substandard and $757,000 of assets designated as special mention.

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

     At the date of foreclosure or other repossession, the Association transfers the property to real estate acquired in settlement of loans at the lower of recorded investment in the loan or fair value, net of estimated cost of disposition. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through an appraisal at the time of foreclosure. Any amount of the recorded investment in the loan in excess of fair value is charged-off against the allowance for loan losses. Subsequent to foreclosure, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate may be recorded if certain conditions are met. At June 30, 1998, the Association had no properties acquired in settlement of loans.


     The following table sets forth an analysis of the Association's allowance for loan losses for the periods indicated.

                                                     Year Ended June 30,
                                                  -------------------------
                                                  1998                 1997
                                                  ----                 ----
                                                         (In thousands)
Balance at beginning of period................... $  76                $  78

Charge-offs......................................    --                   (2)

Recoveries.......................................    --                   --

Provision for loan losses........................    --                   --
                                                  -----                -----

Balance at end of period......................... $  76                $  76
                                                  =====                =====

     The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                      At June 30,
                                      ------------------------------------------
                                             1998                  1997
                                      ---------------------  -------------------
                                                 Percent               Percent
                                                 of Loans              of Loans
                                               in Category           in Category
                                                 to Total              to Total
                                      Amount      Loans      Amount     Loans
                                      ------   -----------   ------  -----------
                                                 (Dollars in thousands)
Real estate loans:
  One- to four-family residential....   $  48      88.77%    $  48       90.87%
  Non-residential....................      --       0.52        --        0.77
Consumer and savings account loans...      28      10.71        28        8.36
                                        -----     ------     -----      ------
    Total allowance for loan losses..   $  76     100.00%    $  76      100.00%
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

          The following table sets forth information with respect to the Association's non-performing assets at the dates indicated.

                                                                               At June 30,
                                                                    -------------------------------
                                                                      1998                     1997
                                                                    --------                -------
                                                                         (Dollars in thousands)

Loans accounted for on a non-accrual basis: (1)
  Real estate loans:
    One- to four-family residential...............................    $  11                    $  --
    Non-residential...............................................       --                       --
  Consumer and savings account loans..............................       --                       --
  Other loans.....................................................       --                       --
                                                                      -----                    -----
    Total.........................................................    $  11                    $  --
                                                                      =====                    =====

Accruing loans which are contractually past due 90 days or more:
  Real estate loans:
    One- to four-family residential...............................    $  --                    $  --
    Non-residential...............................................       --                       --
  Consumer and savings account loans..............................       --                       --
  Other loans.....................................................       --                       --
                                                                      -----                    -----
    Total.........................................................    $  --                    $  --
                                                                      =====                    =====

    Total of non-accrual and accruing
     loans 90 days past due loans.................................    $  11                    $  --
                                                                      =====                    =====

Percentage of total loans.........................................     0.03                       --%
                                                                      =====                    =====
Other non-performing assets (2)...................................    $  --                    $  --
                                                                      =====                    =====
Percentage of total assets........................................     0.01%                      --%
                                                                      =====                    =====


-------------------------
(1) The Association ceases accrual of interest on a loan when payment on the loan is delinquent in excess of 90 days. Income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments has been reestablished, in which case the loan is returned to accrual status.
(2) Other non-performing assets may include real estate or other assets acquired by the Association through foreclosure or repossession. Real estate owned is recorded at the lower of the recorded investment in the loan or fair value of the property, less estimated costs of disposition.

     Interest income foregone on non-accrual loans was considered insignficant for the year ended June 30, 1998.

     At June 30, 1998, management had identified no loans which were not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms.

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

     The Association adopted SFAS No. 115 as of June 30, 1993. Upon implementation of SFAS No. 115, certain investment and mortgage-backed securities were transferred to a portfolio of securities designated as available for sale. The remaining securities are considered to be held to maturity. Securities designated as "available for sale" are carried at their fair value with unrealized gains or losses, net of tax effect, recognized in equity. Securities designated as held to maturity are carried at amortized cost. At June 30, 1998, investment securities with an aggregate amortized cost and an aggregate fair value of $22.2 million were included in the portfolio of securities designated as available for sale. The aggregate impact on equity was an increase of $110,000 for the year ended June 30, 1998. Securities designated as "held to maturity" are those assets which the Association has the ability and management has the intent to hold to maturity. Upon acquisition, securities are classified as to the Association's intent. For additional information, see Notes 8 and 9 of Notes to Consolidated Financial Statements in the Annual Report filed as Exhibit 13 of this report.

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

     The Association's mortgage-backed securities portfolio consists primarily of seasoned fixed-rate and adjustable rate mortgage-backed securities. At June 30, 1998, the Association had $37.5 million in mortgage-backed securities (representing 35.68% total assets) which are considered to be held to maturity and which are insured or guaranteed by FNMA, FHLMC or GNMA.

     Agency Notes. The Association has also invested in notes issued by the FHLB, FHLMC and FNMA. Such notes had an aggregate balance of $18.0 million at June 30, 1998 and are neither insured nor guaranteed by the United States.

     These notes provide for interest rates to increase at specified intervals to pre-established rates. The issuing agency has the right to prepay such notes at face value at certain pre-established dates. The weighted average maturity and coupon rate of the Association's agency notes were 44.7 months and 6.12%, respectively, at June 30, 1998.

     The following table sets forth the carrying value of the Association's investment portfolio at the dates indicated.

                                                  At June 30,
                                            ----------------------
                                              1998          1997
                                            -------        -------
                                                  (In thousands)
Securities available for sale: (1)
  U.S. Treasury securities................      $ 7,938    $ 6,661
  U.S. Government agency securities.......       13,506     10,165
  Federal Home Loan Bank stock............          795        795
                                                -------    -------
     Total securities available for sale..      $22,239    $17,621
                                                =======    =======

Securities held to maturity: (2)
  U.S. Treasury securities................      $    --    $ 1,000
  U.S. Government agency securities.......       34,077     44,157
                                                -------    -------
     Total securities held to maturity....      $34,077    $45,157
                                                =======    =======
Total securities..........................      $56,316    $62,778
                                                =======    =======

-------------------------
(1) The carrying value is the approximate fair value of the security at each reporting date.
(2) The carrying value is the amortized cost of the security at each reporting date.

          The following table sets forth information regarding the scheduled maturities, amortized costs, fair values and weighted average yields for the Association's investment securities at June 30, 1998.

                                    One Year or Less    One to Five Years   Five to Ten Years   More than Ten Years
                                   ------------------   -----------------   -----------------   -------------------
                                    Carrying  Average   Carrying  Average   Carrying  Average    Carrying  Average
                                     Value     Yield      Value    Yield      Value    Yield       Value    Yield
                                   ---------  -------   --------  -------   --------  -------   ---------  --------
                                                                          (Dollars in thousands)
Securities available for sale: (1)
 U.S. treasury securities........... $4,101      6.7%   $ 3,837      5.0%   $    --       --%   $    --       --%
 U.S. Government agency
   securities.......................  1,965      5.8      3,291      6.4      5,862      6.6      2,387      6.7
 Federal Home Loan Bank stock.......    795      7.3         --       --         --       --         --       --
                                     ------             -------             -------             -------
Total securities available for sale. $6,861      6.3%   $ 7,128      5.7%   $ 5,862      6.6%   $ 2,387      6.7%
                                     ======             =======             =======             =======

Securities held to maturity: (2)
 U.S. Government agency
  securities........................ $   28      9.6%   $ 4,764      7.5%   $10,412      7.3%   $18,873      7.1%
                                     ------             -------             -------             -------
Total securities held to maturity... $   28      9.6%   $ 4,764      7.5%   $10,412      7.3%   $18,813      7.1%
                                     ======             =======             =======             =======

Total securities.................... $6,889      6.3%   $11,892      6.5%   $16,274      7.1%   $21,260      7.0%
                                     ======             =======             =======             =======

                                       Total Investment Portfolio
                                      ----------------------------
                                      Amortized   Fair    Average
                                        Cost      Value    Yield
                                      ---------  -------  --------
                                         (Dollars in thousands)
Securities available for sale: (1)
 U.S. treasury securities...........   $ 7,879  $ 7,938      5.8%
 U.S. Government agency
   securities.......................    13,488   13,505      6.4
 Federal Home Loan Bank stock.......       795      795      7.3
                                       -------  -------
Total securities available for sale.   $22,162  $22,238      6.3%
                                       =======  =======

Securities held to maturity: (2)
 U.S. Government agency
  securities........................   $34,077  $34,811      7.2%
                                       -------  -------
Total securities held to maturity...   $34,077  $34,811      7.2%
                                       =======  =======

Total securities....................   $56,239  $57,049      6.9%
                                       =======  =======

_________________
(1) Carrying values of securities available for sale is their approximate fair value at the reporting date. Average yield on securities available for sale is based on their amortized historical costs at the reporting date.
(2) Carrying values of securities held to maturity is their amortized historical cost at their reporting date. Average yield on securities held to maturity is based on their amortized historical cost at the reporting date.


     For additional information, see Notes 8 and 9 of Notes to Consolidated Financial Statements in the Annual Report filed as Exhibit 13 to this report.

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

     Deposits in the Association as of June 30, 1998 were represented by the various programs described below.

Interest      Minimum                                              Minimum                    Percentage of
  Rate          Term                  Category                      Amount      Balances      Total Savings
--------      --------                ---------                    --------     --------      --------------
                                                                                 (In thousands)
1.978%          None             NOW Accounts                     $    100      $   646           0.75%
2.748           None             Passbook Statement Accounts           100        4,597           5.35
3.998           None             Gold Star Savings Account             100          599           0.70
4.625           None             Money Market Deposit Account        1,500          400           0.47
4.625           None             High Yield Account                    100        4,208           4.90
2.250           None             Best Checking Account                  50          275           0.32
1.802           None             Merit Checking                         50          722           0.84
2.248           None             Classic 55 Checking                    50        1,857           2.16
  --            None             Free Checking                          --          151           0.18
  --            None             Business checking                      50           20           0.02

                                 Certificates of Deposit
                                 -----------------------

2.750           91 Days          3-Month Money Market                1,000           19           0.02
2.750           5 Month          Fixed Term, Fixed Rate              1,000          119           0.14
4.900           182 Days         6-Month Money Market                1,000        2,520           2.93
5.271           7 Month          Fixed Term, Fixed Rate              1,000          454           0.53
5.366           8 Month          Fixed Term, Fixed Rate              1,000          119           0.14
5.000           9 Month          Fixed Term, Fixed Rate              1,000          820           0.95
5.564           10 Month         Fixed Term, Fixed Rate              1,000        3,776           4.39
5.540           12 Month         Fixed Term, Fixed Rate              1,000        5,410           6.30
5.397           14 Month         Fixed Term, Fixed Rate              1,000       12,062          14.04
5.629           18 Month         Fixed Term, Fixed Rate              1,000        4,353           5.07
5.649           18 Month         Fixed Term, Fixed Rate - IRA          250        4,363           5.08
5.411           20 Month         Fixed Term, Fixed Rate              1,000        5,764           6.71
5.652           24 Month         Fixed Term, Fixed Rate              1,000        4,804           5.59
5.010           30 Month         Fixed Term, Fixed Rate              1,000        3,550           4.13
5.670           36 Month         Fixed Term, Fixed Rate              1,000        4,304           5.01
7.494           48 Month         Fixed Term, Fixed Rate              1,000       10,572          12.30
5.994           60 Month         Fixed Term, Fixed Rate              1,000        5,495           6.40
5.592           72 Month         Fixed Term, Fixed Rate              1,000        1,549           1.80
6.035           96 Month         Fixed Term, Fixed Rate              1,000           57           0.07
5.778           120 Month        Fixed Term, Fixed Rate              1,000          764           0.89
5.050           3-Month-State    Fixed Term, Fixed Rate              1,000        1,425           1.66
5.466           Negotiated       Negotiated Jumbo                  100,000          152           0.18
                                                                                -------         ------

                                 Total                                          $85,926         100.00%
                                                                                =======         ======

        The following tables set forth the average balances and average interest rates paid based on month-end balances for deposits in the Association as of the dates indicated.

                                                      Year Ended June 30,
                           --------------------------------------------------------------------------
                                         1998                                 1997
                           ------------------------------------  ------------------------------------
                                       Interest-                             Interest-
                                       Bearing                               Bearing
                           Passbook    Demand     Certificates   Passbook    Demand     Certificates
                            Savings    Deposits    of Deposit     Savings    Deposits    of Deposit
                           ---------  ----------  -------------  ---------  ----------  -------------
                                                      (Dollars in thousands)
Average balance..........    $7,210      $7,829        $73,157     $8,102      $7,612        $73,494
Average interest rate....      2.85%       3.07%          5.65%      2.88%       3.20%          5.72%

          The following table sets forth the certificates of deposit in the Association classified by rates at the dates indicated.

                                       At June 30,
                                 -----------------------
                                    1998         1997
                                 -----------  ----------
                                     (In thousands)
          2.00 -  4.00%.......     $   310       $   326
          4.01 -  6.00%.......      68,465        62,271
          6.01 -  8.00%.......       3,553        11,404
          8.01 - 10.00%.......         122           119
                                   -------       -------
                                   $72,450       $74,120
                                   =======       =======

          The following table indicates the amount of the certificates of deposit of $100,000 or more in the Association by time remaining until maturity at June 30, 1998.

                                                  Certificates
                Maturity Period                    of Deposit
                ---------------                   ------------
                                                 (In thousands)

                Three months or less...........        $ 2,788
                Over three through six months..          2,131
                Over six through 12 months.....          1,719
                Over 12 months.................          4,021
                                                       -------
                  Total........................        $10,659
                                                       =======

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

SUBSIDIARY ACTIVITIES

          Federally chartered savings institutions are permitted to invest up to 2% of their assets in subsidiary service corporations, plus an additional 1% in subsidiaries engaged in specific community purposes. Under such limitation, as of June 30, 1998, the Association was authorized to invest approximately $2.1 million in the stock of or loans to subsidiaries. The Association has one wholly owned subsidiary, First Service Corporation of Gadsden, Alabama, Inc. ("First Service"), an Alabama corporation, which holds the Association's investment in data processing operations. At June 30, 1998, the Association's total investment in the subsidiary was $37,000.

          In July 1998, First Service Corporation of Gadsden transferred its assets and assigned its liabilities to the Association. Following the transfer and assignment, the Association sold First Service Corporation to the Company.

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

          Federal Home Loan Bank System. The Association is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Association is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to a percentage of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or a fraction of its advances (borrowings) from the FHLB of Atlanta, whichever is greater.
The Association was in compliance with this requirement with an investment in FHLB of Atlanta stock at June 30, 1998 of $795,000.

          The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the OTS and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At June 30, 1998, the Association had no advances outstanding with the FHLB of Atlanta. See "Deposit Activity and Other Sources of Funds -- Borrowings."

          Liquidity Requirements. The Association is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of the United States and states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt and mortgage loans and mortgage-related securities with less that one year to maturity or subject to pre-arranged sale within one year) equal to the monthly average of not less than a percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily liquidity ratio of the Association for the month of June 1998 was 26.02%.

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

          At June 30, 1998, approximately substantially more than 65% of the Association's portfolio assets were invested in Qualified Thrift Investments as currently defined.

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

          Core and tangible capital generally are required to be reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks. As of June 30, 1998, the Association had no material investments in, or extensions of credit to, non-includible subsidiaries.

          OTS regulations further provide that core and tangible capital need not be reduced by the amount of core deposit intangibles resulting from branch purchase transactions consummated (or under firm contract) prior to March 4, 1994, to the extent permitted by OTS, provided that such core deposit intangibles are valued in accordance with generally accepted accounting principles, supported by credible assumptions, and have their amortization adjusted at least annually to reflect decay rates (past and present) in the acquired customer base. As of June 30, 1998, the Association had $137,000 of core deposit intangibles resulting from the acquisition of its Centre, Alabama branch.

          Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles, adjusted for certain goodwill amounts, and increased by a pro rated portion of the assets of subsidiaries in which the institution holds a minority interest and which are not engaged in activities for which the capital rules require the institution to net its debt and equity investments against capital. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of the institution's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill. At June 30, 1998, the Association's adjusted total assets for purposes of the core and tangible capital requirements were $105.6 million.

          In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the institution's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements, all equity investments and that portion of the institution's land loans and non-residential construction loans in excess of 80% loan-to-value ratio. As of June 30, 1998, the Association had no high ratio land or non-residential construction loans and no equity investments for which OTS regulations require a deduction from total capital.

          The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with original loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. As of June 30, 1998, the Association's risk-weighted assets were approximately $27.8 million.

          At June 30, 1998, the Association exceeded all regulatory minimum capital requirements. The table below presents certain information relating to the Association's regulatory capital compliance at June 30, 1998 and 1997.

                                                                                  To Be Well
                                                                               Capitalized for
                                                            For Capital       Prompt Corrective
                                           Actual        Adequacy Purposes    Action Provisions
                                      ----------------  --------------------  ------------------
                                      Amount    Ratio   Amount     Ratio       Amount    Ratio
                                      -------  -------  ------  ------------  --------  --------
                                                       (Dollars in thousands)

June 30, 1998:

Total capital (to risk-weighted
 assets)............................  $15,845    56.9%  $2,228          8.0%    $2,785     10.0%
Tier 1 (core) capital (to risk-
 weighted assets)...................   15,769    56.6      N/A          N/A      1,671      6.0
Tier 1 (core) capital (to adjusted
 total assets)......................   15,769    14.9    3,165          3.0      5,276      5.0
Tangible capital (to adjusted
 total assets)......................   15,769    14.9    1,583          1.5     N/A        N/A

June 30, 1997:

Total capital (to risk-weighted
 assets)............................  $14,857    60.7%  $1,956          8.0%    $2,446     10.0%
Tier 1 (core) capital (to risk-
 weighted assets)...................   14,781    60.4      N/A          N/A       1,467      6.0
Tier 1 (core) capital (to adjusted
 total assets)......................   14,781    14.0    3,165          3.0      5,275      5.0
Tangible capital (to adjusted
 total assets)......................   14,781    14.0    1,580          1.5        N/A      N/A


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

          The FDIC has established a risk-based assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC which will be determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -
- using the same percentage criteria as under the prompt corrective action regulations. See "Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

          The FDIC adopted the current assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings is zero and institutions in the lowest risk assessment classification are assessed at the rate of 0.31% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments. Since the SAIF now meets its designated reserve ratio, SAIF members are permitted to convert to the status of members of the BIF and may merge with or transfer assets to a BIF member. However, substantial entrance and exit fees apply to conversions from SAIF to BIF insurance and such fees may make a SAIF to BIF conversion prohibitively expensive.

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

          Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to various percentages of its accounts. The percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1998, the Association met its reserve requirements.

          Dividend Limitations. Under OTS regulations, the Association would not be permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the remaining balance of the liquidation account established for the benefit of certain depositors of the Association at the time of the Conversion. In addition, the Association is required by OTS regulations to give the OTS 30 days' prior notice of any proposed declaration of dividends to the Company.

          OTS regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Association. Under these regulations, an institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted, after notice, to make capital distributions during a calendar year in the amount equal to the greater of: (a) 75% of its net income for the previous four quarters; or (b) 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded the ratio of its fully phased-in risk-based capital ratio requirement to its assets at the beginning of the calendar year. An institution with total capital in excess of current minimum capital ratio requirements but not in excess of its fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period. An institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. A Tier 1 Association that has been notified by the OTS that its is in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association.
The Association is a Tier 1 Association. Despite the above authority, the OTS may prohibit any institution from making a capital distribution that would otherwise be permitted by the regulation, if the OTS were to determine that the distribution constituted an unsafe or unsound practice.

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

          At June 30, 1998, the maximum amount that the Association could have lent to any one borrower under the 15% limit was approximately $2.8 million. At such date, the largest aggregate amount of loans that the Association had outstanding to any one borrower was approximately $237,000.

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

          Activities Restrictions. The Board of Directors of the Company presently intends to operate the Company as a unitary savings institution holding company. There are generally no restrictions on the activities of a unitary savings institution holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by an institution holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings institution holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "Regulation of the Association --Qualified Thrift Lender Test." Legislative initiatives have been introduced in the U.S. Congress which could result in the imposition of restrictions on the activities of unitary savings institution holding companies in the future.

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

          Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Association, will be treated the same as commercial banks. Institutions with $500 million or more in assets will be able to take a tax deduction only when a loan is actually charged off. Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method. As a result, thrifts must recapture into taxable income the amount of their post-1987 tax bad debt reserves over a six-year period beginning after 1995. This recapture can be deferred for up to two years if the thrift satisfies a residential loan portfolio test. At June 30, 1998, the Association's post-1987 tax bad debt reserve subject to recapture was approximately $185,000. The Association recaptured approximately $103,000 of this reserve into taxable income in the current year. The recapture did not have any effect on the Association's net income because the related tax expense had already been accrued.

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

          Earnings appropriated to the Association's tax bad debt reserves and claimed as tax deductions will not be available for the payment of cash dividends or other distributions to the Company (including distributions made upon dissolution or liquidation), unless the Association includes the amounts distributed in taxable income, along with the amounts deemed necessary to pay the resulting federal income tax. At June 30, 1998, the Association had approximately $2.8 million of pre-1988 accumulated bad debt reserves for which federal income taxes have not been provided.

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

          The Association's federal income tax returns have not been examined by the regulatory authorities within the past five years. For additional information, see Note 13 of Notes to Consolidated Financial Statements in the Annual Report filed as Exhibit 13 to this report.

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

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

          The following table sets forth information regarding the executive officers of the Company and/or the Association during fiscal 1998 who do not serve on the Board of Directors.

                    Age at
                    June 30,
Name                 1998            Principal Title
------------------  ------  ---------------------------------
Rodney Rich             46  Vice President of the Association
Margaret Stewart        68  Secretary of the Association
Peggy Smith             42  Treasurer of the Association

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


EMPLOYEES

          As of June 30, 1998, the Association had 28 full-time and one part-time employees, none of whom was represented by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The following table sets forth information regarding the Association's offices at June 30, 1998.


                                         Net Book                     Owned
                                Year     Value at      Approximate      or
                               Opened  June 30, 1998  Square Footage  Leased
                               ------  -------------  --------------  ------
MAIN OFFICE:
221 South 6th Street             1968     $200,645         6,500       Owned
Gadsden, Alabama  35901

BRANCH OFFICES:
202 Sand Mountain Drive          1965        3,379         1,405      Leased
Albertville, Alabama  35950

395 Gunter Avenue                1971           97         1,000      Leased
Guntersville, Alabama 35976

390 W. Main Street               1994        5,894         2,263      Leased
Centre, Alabama  35960

     The net book value of the Association's investment in furnishings and equipment totaled $41,358 at June 30, 1998.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     From time to time, the Association is a party to various legal proceedings incident to its business. At June 30, 1998, there were no legal proceedings to which the Company, the Association or its subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.


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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

     The information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the portions of the Annual Report filed as Exhibit 13 to this report.

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


                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

     Information concerning the directors and executive officers of the Company is incorporated herein by reference to the sections captioned "Executive Officers Who Are Not Directors" in Item 1 of this report and "Election of Directors" in the Proxy Statement.


ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Election of Directors -- Executive Compensation" in the Proxy Statement.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Beneficial Ownership" and "Election of Directors" in the Proxy Statement.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Election of Directors -- Transactions with Management" in the Proxy Statement.


ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K
-----------------------------------------------

     (a) The following exhibits are filed as part of this report.

     No.             Description
     ---             -----------

   3.1 *         Certificate of Incorporation of The Southern Banc Company, Inc.

   3.2 *         Bylaws of The Southern Banc Company, Inc.

   4 *           Specimen Common Stock Certificate of The Southern Banc Company,
                 Inc.

   10.1 **  +    Employment Agreements between The Southern Banc Company, Inc.
                 and First Federal Savings and Loan Association of Gadsden and
                 James B. Little, Jr.

   10.2 **  +    First Federal Savings and Loan Association of Gadsden
                 Supplemental Executive Retirement Agreement

   10.3 *** +    The Southern Banc Company, Inc. 1996 Stock Option and Incentive
                 Plan and trust

   10.4 *** +    First Federal Savings and Loan Association of Gadsden
                 Management Recognition Plan and trust

   10.5     +    1997 Amendments to Employment Agreements between the Southern
                 Banc Company, Inc. and First Federal Savings and Loan
                 Association and James B. Little, Jr.

   10.6     +    Employment Agreements between The Southern Banc Company, Inc.
                 and First Federal Savings and Loan Association of Gadsden and
                 Gates Little.

   13            Annual Report to Stockholders

   21            Subsidiaries

   23            Consent of Arthur Andersen LLP

   27            Financial Data Schedule

-------------------------
*    Incorporated by reference to Registration Statement on Form 8-A (No. 1-
     13964).
**   Incorporated by reference to Registration Statement on Form S-1 (No. 33-
     93218).
***  Incorporated by reference to Registration Statement on Form S-8 (No. 333-
     3546).
+    Management compensation plan or arrangement.

      (b) Reports on Form 8-K. There were no Current Reports on Form 8-K filed during the last quarter of fiscal year 1998.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the date indicated below.

                              THE SOUTHERN BANC COMPANY, INC.


Date:  September 23, 1998     By:  /s/ James B. Little, Jr.
                                   --------------------------------------
                                    James B. Little, Jr.
                                    Chairman, President and Chief Executive
                                    Officer
                                    (Duly Authorized Representative)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below as of the date indicated above.



By:  /s/ James B. Little                         By:  /s/ Thomas F. Dowling
     -------------------                              ---------------------
     James B. Little                                  Thomas F. Dowling
     Chairman, President and Chief Executive          Director
     Officer (Director and Principal
     Executive, Financial and Accounting
     Officer)


By:  /s/ Craig G. Cantrell                       By:  /s/ W. Roscoe Johnson, III
     ---------------------                            --------------------------
     Craig G. Cantrell                                W. Roscoe Johnson, III
     Director                                         Director


By:  /s/ Grady Gillam                            By:  /s/ Gates Little
     ----------------                                 ----------------
     Grady Gillam                                     Gates Little
     Director                                         Director


By:  /s/ Rex G. Keeling, Jr.                     By:
     -----------------------                          ---------------
     Rex G. Keeling, Jr.                              Fred Taylor
     Director                                         Director