Form 10QSB
period 1998-09-30
SOUTHERN BANC CO INC
filed 1998-11-16
CIK 946453

                           FORM 10-QSB

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998



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

        As of September 30, 1998, there were 1,230,313 shares of the registrant's Common Stock, par value $0.01 per share, issued and outstanding.

        Transitional small business disclosure format (check
one): Yes      No X
         ---     ---

                 PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

                      THE SOUTHERN BANC COMPANY, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                    (Dollar Amounts in Thousands)

                                                 September 30,       June 30,
                                                     1998             1998
                                                 ------------     ------------
                                                 (Unaudited)
ASSETS
CASH AND CASH EQUIVALENTS                         $  9,469       $  6,422

SECURITIES AVAILABLE FOR SALE                       20,662         22,239

SECURITIES HELD TO MATURITY,
    fair values of $32,542 and $34,811,
    respectively                                    33,107         34,077

LOANS RECEIVABLE, net                               41,593         41,153

PREMISES AND EQUIPMENT, net                            252            251

ACCRUED INTEREST AND DIVIDENDS RECEIVABLE              638            723

PREPAID EXPENSES AND OTHER ASSETS                      306            222
                                                  --------       --------
TOTAL ASSETS                                      $106,027       $105,087
                                                  ========       ========

DEPOSITS                                          $ 86,421       $ 85,926

OTHER LIABILITIES                                      763            591
                                                  --------       --------
TOTAL LIABILITIES                                   87,184         86,517

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share,
      500,000 shares authorized; shares issued
      and outstanding -- none                            0              0
   Common stock, par $.01 per share,
      1,454,750 shares issued and 1,230,313
      shares outstanding, 3,500,000 authorized.         15             15
   Treasury stock at cost, 224,437 shares           (3,000)        (3,000)
   Additional paid-in capital                       13,690         13,677
   Unearned compensation                            (1,546)        (1,602)
   Retained earnings                                 9,498          9,433
   Unrealized gain on securities available
     for sale, net                                     186             47
                                                  --------       --------
TOTAL STOCKHOLDERS' EQUITY                        $ 18,843       $ 18,570
                                                  --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $106,027       $105,087
                                                  ========       ========

The accompanying notes are an integral part of these condensed consolidated statements.

          THE SOUTHERN BANC COMPANY, INC.

   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

          (Dollar Amounts in Thousands)

                                                       Three Months Ended
                                                           September 30,
                                                       -------------------
                                                        1998         1997
                                                       ------       ------
                                                     (Unaudited)  (Unaudited)
INTEREST INCOME

   Interest and fees on loans                        $   793       $   740
   Interest and dividends on securities
     available for sale                                  351           292
   Interest and dividends on securities
     held to maturity                                    615           769
   Other interest income                                  83            69
                                                     -------       -------
     Total interest income                             1,842         1,870

INTEREST EXPENSE:
   Interest on deposits                                1,146         1,154
                                                     -------       -------
     Net interest income                                 696           716
   Provision for loan losses                               0             0
                                                     -------       -------
     Net interest income after provision
          for loan losses                                696           716
                                                     -------       -------
NON-INTEREST INCOME:
   Fees & other non-interest income                       31            21
                                                     -------       -------
NON-INTEREST EXPENSE:
   Salaries and employee benefits                        318           354
   Office building and equipment expenses                 63            66
   Deposit insurance expense                              13            14
   Other operating expense                                94            79
                                                     -------       -------
     Total non-interest expense                          488           513
                                                     -------       -------
Income before income taxes                               239           224

PROVISION FOR INCOME TAXES                                82            80
                                                     -------       -------
     Net income                                      $   157       $   144
                                                     =======       =======

EARNING PER SHARE - BASIC                            $  0.15       $  0.14
EARNING PER SHARE - DILUTED                          $  0.14       $  0.13

DIVIDENDS DECLARED PER SHARE                         $0.0875       $0.0875


The accompanying notes are an integral part of these condensed consolidated statements.

               THE SOUTHERN BANC COMPANY, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                 For The Three Months Ended
                September 30, 1998 and 1997

                 (Dollar Amounts in Thousands)



                                                           1998         1997
                                                         -------       -------
                                                        (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $   157       $   144
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
     Depreciation                                              9            12
     Amortization (accretion), net                           (12)           34
     Amortization of unearned compensation                    85            84
     Provision for loan losses                                 0             0
     Change in assets and liabilities:
        (Increase) decrease in accrued interest &
          dividends receivable                                85           (22)
        (Increase) decrease in other assets                  (84)         (126)
        Increase (decrease) in other liabilities              96           142
                                                         -------       -------
          Total adjustments                                  179           124
                                                         -------       -------
          Net cash provided by (used in) operating
            activities                                       336           268
                                                         -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available for sale             (3,090)       (3,788)
   Proceeds from maturities and principal payments on
      securities available for sale                        4,878         1,746
   Purchases of securities held to maturity               (2,780)            0
   Proceeds from maturities and principal payments on
      securities held to maturity                          3,760         2,577
   Net loan (originations) repayments                       (440)       (1,889)
   Capital expenditures                                      (10)          (15)
                                                         -------       -------
          Net cash provided by (used in) investing
            activities                                     2,318        (1,369)
                                                         -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in deposits, net                      495           343
   Increase (decrease) in advance payments by
      borrowers for taxes and insurance                        6             9
   Dividends paid                                            (92)          (89)
   Contributions to plan trusts                              (16)          (17)
   Proceeds from exercise of stock options                     0            18
                                                         -------       -------
          Net cash provided by financing activities          393           264
                                                         -------       -------
   Net increase (decrease) in cash and cash equivalents    3,047          (837)

CASH AND CASH EQUIVALENTS, beginning of period             6,422         5,807
                                                         -------       -------
CASH AND CASH EQUIVALENTS, end of period                 $ 9,469       $ 4,970
                                                         =======       =======
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Income taxes                                       $     0       $     0
                                                         =======       =======
   Interest                                              $ 1,146       $ 1,154
                                                         =======       =======
   Non-cash transactions:
      Change in unrealized net gain on securities
          available for sale, net                        $   139       $    60
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

The accompanying unaudited condensed consolidated financial statements as of September 30, 1998 and June 30, 1998, and for the three month period ended September 30, 1998 and 1997, include the accounts of the Company, the Association, and the Association's wholly owned subsidiary, First Service Corporation of Gadsden. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three months ended September 30, 1998 and 1997. Results of operations for the current interim period are not necessarily indicative of results expected for the entire fiscal year.

While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1998. The accounting policies followed by the Company are set forth in the summary of significant accounting policies in the Company's June 30, 1998 consolidated financial statements.

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

Management Recognition Plan

During fiscal 1996, the Association established a management recognition plan (the "MRP") which purchased 58,190 shares of the Company's common stock on the open market subsequent to the Conversion. The MRP provides for awards of common stock to directors and officers of the Association. A trust was formed for the purpose of purchasing shares of stock in the open market for future awards of stock options under the MRP Plan. The aggregate fair market value of the shares purchased by the MRP is considered unearned compensation at the time of purchase and compensation is earned ratably over the stipulated vesting period. Unearned compensation related to the MRP is shown as a reduction to shareholders' equity in the accompanying consolidated statements of condition. The Plan held 43,503 issued and outstanding shares at September 30, 1998.

Stock Option and Incentive Plan

The Company has a stockholder approved Option and Incentive Plan (the "Option Plan"). The Option Plan provides for the grant of incentive stock options (ISO's) to employees and non-incentive stock options (non-ISO's) to non-employee directors. The exercise price is based on the market price of the common stock on the date of grant. A trust was formed for the purpose of purchasing shares of stock in the open market for issuance upon future exercises of stock options under the Option Plan. The Plan held 27,223 issued and outstanding shares at September 30, 1998.

Simplified Employee Pension Plan

The Company established a Simplified Employee Pension Plan
("SEP") for all employees who have completed one year of service, pursuant to Section 408(k) of the Internal Revenue Code of 1986. The Company makes a discretionary contribution to the SEP on an annual basis.

4.  EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three month periods ended September 30, 1998 and 1997. Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the MRP and Stock Option plan trusts. Diluted earnings per share for the three month periods ended September 30, 1998 and 1997, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the MRP and the Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

In 1997, the Company adopted SFAS No 128, "Earnings Per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for 1997 were restated. The following table represents the earnings per share calculations for the three months ended September 30, 1998 and 1997, accompanied by the effect of this accounting change on previously reported earnings per share:

                                                                  Earnings
                                            Income     Shares     Per Share
                                            ------     ------      ---------
For the Three Months Ended:
--------------------------
September 30, 1998

Net income                                 $157,000
                                           --------
Basic earnings per share:
   Income available to common
     shareholders                           157,000   1,078,596     $  0.15
Dilutive Securities:                                                -------
   Management recognition plan shares                    24,449
   Stock option plan shares                              23,248
                                           --------   ---------
Dilutive earnings per share:
   Income available to common
     shareholders plus assumed
     conversions                           $157,000   1,126,293     $  0.14
                                           --------   ---------     -------


                                                                  Earnings
                                            Income     Shares     Per Share
                                            ------     ------      ---------
For the Three Months Ended:
--------------------------
September 30, 1997

Net income                                  $144,000
                                            --------
Basic earnings per share:
   Income available to common shareholders   144,000   1,058,067   $  0.14
                                                                   -------
Dilutive Securities:
   Management recognition plan shares                     32,585
   Stock option plan shares                               30,588
                                            --------   ---------
Dilutive earnings per share:
   Income available to common shareholders
      plus assumed conversions              $144,000   1,121,240   $  0.13
                                            --------   ---------   -------

Changes in previously reported EPS:    For the period ended September 30, 1997
                                       ---------------------------------------

                                             Three Months
                                             ------------

Earnings per share, as reported                $   0.13
Earnings per share, as restated:
    Basic                                      $   0.14
    Diluted                                    $   0.13

5.  COMPREHENSIVE INCOME

The Company adopted SFAS No. 130 July 1, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income and its components.

The Company has classified certain securities as available for sale in accordance with Financial Accounting Standards Board Statement No. 115. For the three month period ended September 30, 1998 the net unrealized gain on these securities increased by $139,000. For the three month period ended September 30, 1997 the net unrealized gain on these securities decreased by $60,000. Pursuant to Statement No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. Accordingly, for the three month periods ended September 30, 1998 and 1997, the Company recognized a corresponding adjustment in the net unrealized gain component of equity.

Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income for the three month periods ended September 30, 1998 and 1997:

                                             Three Months Ended
                                               September 30,
                                           ---------------------
                                             1998        1997
                                           -------      ------
Net income                                  $ 157       $ 144
Other comprehensive income (loss),
net of tax:
      Unrealized gain (loss) on securities    139         (60)
                                            -----       -----
Comprehensive income                        $ 296       $  84
                                            =====       =====

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Comparison of Financial Condition at September 30 and June 30,
1998.

Total assets increased approximately $940,000 or 0.89% from $105.1 million at June 30, 1998 to $106.0 million at September 30, 1998. During the period ended September 30, 1998, net loans increased approximately $440,000 or 1.07%, securities available for sale decreased approximately $1.6 million or 7.09% and securities held to maturity decreased approximately $1.0 million or 2.85%. The decrease in total securities was primarily attributable to maturities and principal payments received during the period ended September 30, 1998.

Cash and cash equivalents increased approximately $3.1 million or 47.45% from $6.4 million to $9.5 million at September 30, 1998. The increase in cash was primarily attributable to the maturities and principal payments on investment securities.

Accrued interest and dividends receivable decreased approximately $85,000 or 11.76% from $723,000 at June 30, 1998 to $638,000 at September 30, 1998. Prepaid expenses and other assets increased approximately $84,000 or 37.84% from $222,000 at June 30, 1998 to $306,000 at September 30, 1998. This increase was primarily attributable to an increase in prepaid expenses.

Total deposits increased approximately $495,000 or 0.58% from $85.9 million at June 30, 1998 to $86.4 million at September 30, 1998. Other liabilities during the period ended September 30, 1998 increased approximately $172,000 or 29.10% from $591,000 to $763,000. This increase was primarily attributable to an increase in accrued federal income taxes.

Total equity increased approximately $273,000 or 1.47% from $18.6 million at June 30, 1998 to $18.8 million at September 30, 1998. This change was primarily attributable to an increase in retained earnings, additional paid-in capital, amortization of unearned compensation and unrealized gain on securities available for sale, offset in part by the payment of common stock dividends. Treasury stock at September 30, 1998 was $3.0 million.

Comparison of Results of Operations for the Three Months Ended
September 30, 1998 and 1997.

The Company reported net income for the three months ended September 30, 1998 of $157,000 compared with net income of $144,000 for the three months ended September 30, 1997. This increase was primarily attributable to a decrease in non-interest expense.

Net Interest Income. Net interest income for the three months ended September 30, 1998 was $696,000 as compared to $716,000 for the three months ended September 30, 1997. Total interest income decreased approximately $28,000 or 1.50% for the three months ended September 30, 1998. This decrease was primarily attributable to the maturity of securities during the three month period. Total interest expense decreased approximately $8,000 or 0.69% for the three months ended September 30, 1998 compared with the three months ended September 30, 1997.

Provision for Loan Losses. No provision for loan losses was deemed necessary in either of the three month periods ended September 30, 1998 or 1997. The allowance for loan losses is based on management's evaluation of possible loan losses inherent in the Association's loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Non-interest Income. Non-interest income increased approximately $10,000 or 47.62% from $21,000 to $31,000 for the three month period ended September 30, 1998 compared to the three month period ended September 30, 1997. This increase is primarily attributable to an increase in mortgage loan origination fees and prepayment penalties.

Non-interest Expense. Non-interest expense decreased approximately $25,000 or 4.87% for the three month period ended September 30, 1998 from $513,000 at September 30, 1997 to $488,000 at September 30, 1998. This decrease was primarily attributable to a reduction salaries and employee benefits expense. Other operating expenses increased approximately $15,000 or 18.99% for the three month periods ended September 30, 1998 as compared to the three month period ended September 30, 1997. This increase was primarily attributable to operating expenses relating to the operation of the holding company and professional fees associated with back-office operational improvements.

Provision for Income Taxes.  For the three month period ended
September 30, 1998, provision for income tax expense increased
$2,000 or 2.50% as compared to the three month period ended
September 30, 1997.

Liquidity and Capital Resources. As a holding company, the Company conducts its business through its subsidiary, the Association. The Association is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Association's average liquidity ratio well exceeded the required maximums at and during the three month period ended September 30, 1998. The Association adjusts its liquidity levels in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. The Association also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

The Association is required to maintain certain levels of regulatory capital. At September 30, 1998, the Association exceeded all minimum regulatory capital requirements.

Possible Year 2000 Computer Program Problems

A great deal of information has been disseminated about the global computer crash that may occur in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900. All of the significant data processing of the Association that could be affected by this problem is provided by a third party service bureau. The service bureau of the Association has advised the Association that it expects to resolve this potential problem before the year 2000. However, if the service bureau is unable to resolve this potential problem in time, the Association would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a material adverse impact on the financial condition and results of operation of the Association.

Risks to the Company if its computer systems are not year 2000 compliant include the inability to process customer deposits or checks drawn on the Association, inaccurate interest accruals and maturity dates of loans and time deposits, and the inability to update accounts for daily transactions. Other risks to the Company exist if certain of its vendors', suppliers' and customers' computer systems are not Year 2000 compliant. These risks include the inability of the Association to communicate with its third party service bureau if phone systems are not working, the interruption of business in the event of power outages, the inability of loan customers to comply with repayment terms if their businesses are interrupted, the inability to make payment for checks drawn on the Association, receive payment for checks deposited by the Association's customers, or invest excess funds if the Federal Home Loan Bank or correspondent banks are not Year 2000 compliant. The Company's most important mission critical system is the software and hardware responsible for maintaining and processing general ledger, deposits, and loan accounts. The Company's Year 2000 Compliance and Contingency Plans are structured in accordance with the OTS and the FFIEC guidelines. Remediation and testing efforts relating to the Year 2000 are on schedule and are expected to be completed by December 1998. The Company is in the process of contacting its key vendors, suppliers and customers to determine their Year 2000 compliance. The Company estimates that the cost of testing and updating its systems for Year 2000 compliance will not be material.

                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 1998, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         On October 15, 1998, The Southern Banc Company, Inc.
         announced a dividend in the amount of $.0875 per share on or about December 14, 1998 to stockholders of record at the close of business on November 20, 1998.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               Exhibit 27.1 - Financial Data Schedule

               Exhibit 27.2 - Restated Financial Data Schedule

         (b)   Reports on Form 8-K

               None

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE SOUTHERN BANC COMPANY



Date:  November 6, 1998        By: /s/ James B. Little, Jr.
                                   ----------------------------
                                   James B.  Little, Jr.
                                   (Principal Executive and
                                    Financial Officer)