Form 10QSB
period 1998-12-31
SOUTHERN BANC CO INC
filed 1999-02-16
CIK 946453

                           FORM 10-QSB

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1998


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

        As of December 31, 1998, there were 1,230,313 shares of the registrant's Common Stock, par value $0.01 per share, issued and outstanding.

        Transitional small business disclosure format (check
one): Yes      No X
         ---     ---

                 PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

                      THE SOUTHERN BANC COMPANY, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                    (Dollar Amounts in Thousands)

                                                 December 31,       June 30,
                                                     1998             1998
                                                 ------------     ------------
                                                 (Unaudited)
ASSETS

CASH AND CASH EQUIVALENTS                         $  5,000       $  6,422

SECURITIES AVAILABLE FOR SALE                       21,258         22,239

SECURITIES HELD TO MATURITY,
    fair values of $33,824 and $34,811,
    respectively                                    33,038         34,077

LOANS RECEIVABLE, net                               42,466         41,153

PREMISES AND EQUIPMENT, net                            247            251

ACCRUED INTEREST AND DIVIDENDS RECEIVABLE              695            723

PREPAID EXPENSES AND OTHER ASSETS                      311            222
                                                  --------       --------
TOTAL ASSETS                                      $103,015       $105,087
                                                  ========       ========

DEPOSITS                                          $ 84,188       $ 85,926

OTHER LIABILITIES                                      706            591
                                                  --------       --------
TOTAL LIABILITIES                                   84,894         86,517

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share,
      500,000 shares authorized; shares issued
      and outstanding -- none                            0              0
   Common stock, par $.01 per share,
      1,454,750 shares issued and 1,173,113
      shares outstanding, 3,500,000 authorized.         15             15
   Treasury stock at cost, 281,637 shares           (3,756)        (3,000)
   Additional paid-in capital                       13,701         13,677
   Unearned compensation                            (1,420)        (1,602)
   Retained earnings                                 9,502          9,433
   Unrealized gain on securities available
     for sale, net                                      79             47
                                                  --------       --------
TOTAL STOCKHOLDERS' EQUITY                        $ 18,121       $ 18,570
                                                  --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $103,015       $105,087
                                                  ========       ========

The accompanying notes are an integral part of these condensed consolidated statements.

                      THE SOUTHERN BANC COMPANY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                        (Dollar Amounts in Thousands)

                                                    Three Months Ended        Six Months Ended
                                                        December 31,            December 31,
                                                  -----------------------  ---------------------
                                                     1998          1997      1998         1997
                                                  -----------------------  ---------------------
                                                  (Unaudited) (Unaudited) (Unaudited) (Unaudited)

INTEREST INCOME

   Interest and fees on loans                       $   801        $    773  $ 1,594   $ 1,513
   Interest and dividends on securities
     available for sale                                 309             320      660       612
   Interest and dividends on securities held
     to maturity                                        577             718    1,192     1,487
   Other interest income                                 88              63      171       132
                                                    -------         -------  -------   -------
     Total interest income                            1,775           1,874    3,617     3,744


INTEREST EXPENSE:
   Interest on deposits                               1,078           1,146    2,224     2,300
                                                    -------         -------  -------   -------
     Net interest income                                697             728    1,393     1,444
   Provision for loan losses                             27               0       27         0
     Net interest income after provision
          for loan losses                           -------         -------  -------   -------
                                                        670             728    1,366     1,444
                                                    -------         -------  -------   -------
NON-INTEREST INCOME:
   Fees & other non-interest income                      77              20      108        41
                                                    -------         -------  -------   -------
NON-INTEREST EXPENSE:
   Salaries and employee benefits                       438             406      756       760
   Office building and equipment expenses                60              65      123       131
Deposit insurance expense                                13              14       26        28
   Other operating expense                               97             101      191       180
                                                    -------         -------  -------   -------
Total non-interest expense                              608             586    1,096     1,099
                                                    -------         -------  -------   -------
Income before income taxes                              139             162      378       386

PROVISION FOR INCOME TAXES                               47              59      129       139
                                                    -------         -------  -------   -------
     Net income                                     $    92         $   103  $   249   $   247
                                                    =======         =======  =======   =======

EARNING PER SHARE - BASIC                           $  0.09         $  0.10  $  0.24   $  0.23
EARNING PER SHARE - DILUTED                         $  0.09         $  0.09  $  0.23   $  0.22

DIVIDENDS DECLARED PER SHARE                        $0.0875         $0.0875  $0.1750   $0.1750


The accompanying notes are an integral part of these condensed consolidated statements.

                    THE SOUTHERN BANC COMPANY, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   For The Six Months Ended
                   December 31, 1998 and 1997

                  (Dollar Amounts in Thousands)

                                                          1998         1997
                                                      -----------  -----------
                                                      (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $    249   $   247
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
               Depreciation                                   17        24
      Amortization (accretion), net                           22        65
      Amortization of unearned compensation                  237       180
      Provision for loan losses                               27         0
      Change in assets and liabilities:
        (Increase) decrease in accrued interest &
          dividends receivable                                28        28
        (Increase) decrease in other assets                  (89)      (44)
        Increase (decrease) in other liabilities             128        66
                                                        --------   -------
          Total adjustments                                  370       319
                                                        --------   -------
          Net cash provided by (used in) operating
            activities                                       619       566
                                                        --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available for sale            (10,559)   (5,237)
   Proceeds from maturities and principal payments on
      securities available for sale                       11,560     2,759
   Purchases of securities held to maturity               (5,780)   (3,500)
   Proceeds from maturities and principal payments on
      securities held to maturity                          6,829     6,369
   Net loan (originations) repayments                     (1,340)   (3,012)
   Capital expenditures                                      (13)      (26)
                                                        --------   -------
      Net cash provided by (used in) investing
        activities                                           697    (2,647)
                                                        --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in deposits, net                   (1,738)     (792)
   Increase (decrease) in advance payments by
     borrowers for taxes and insurance                       (33)       33
   Dividends paid                                           (180)     (180)
   Contributions to plan trusts                              (31)      (34)
   Proceeds from exercise of stock options                     0        35
   Purchase of treasury stock                               (756)        0
                                                        --------   -------
          Net cash provided by financing activities       (2,738)     (938)
                                                        --------   -------
   Net increase (decrease) in cash and cash equivalents   (1,422)   (3,019)

CASH AND CASH EQUIVALENTS, beginning of period             6,422     5,807
                                                        --------   -------
CASH AND CASH EQUIVALENTS, end of period                $  5,000   $ 2,788
                                                        ========   =======
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Income taxes                                      $     71   $    75
                                                        ========   =======
   Interest                                             $  2,224   $ 2,300
                                                        ========   =======
   Non-cash transactions:
      Change in unrealized net gain on securities
        available for sale, net                         $     32   $   127
                                                        ========   =======

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

The accompanying unaudited condensed consolidated financial statements as of December 31, 1998 and June 30, 1998, and for the three and six month periods ended December 31, 1998 and 1997, include the accounts of the Company, the Association, and the Company's wholly owned subsidiary, First Service Corporation of Gadsden. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three and six month periods ended December 31, 1998 and 1997. Results of operations for the current interim period are not necessarily indicative of results expected for the entire fiscal year.

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

Management Recognition Plan

During fiscal 1996, the Association established a management recognition plan (the "MRP") which purchased 58,190 shares of the Company's common stock on the open market subsequent to the Conversion. The MRP provides for awards of common stock to directors and officers of the Association. A trust was formed for the purpose of purchasing shares of stock in the open market for future awards of stock options under the MRP Plan. The aggregate fair market value of the shares purchased by the MRP is considered unearned compensation at the time of purchase and compensation is earned ratably over the stipulated vesting period. Unearned compensation related to the MRP is shown as a reduction to shareholders' equity in the accompanying consolidated statements of condition. The Plan held 43,503 issued and outstanding shares at December 31, 1998.

Stock Option and Incentive Plan

The Company has a stockholder approved Option and Incentive Plan (the "Option Plan"). The Option Plan provides for the grant of incentive stock options (ISO's) to employees and non-incentive stock options (non-ISO's) to non-employee directors. The exercise price is based on the market price of the common stock on the date of grant. A trust was formed for the purpose of purchasing shares of stock in the open market for issuance upon future exercises of stock options under the Option Plan. The Plan held 27,223 issued and outstanding shares at December 31, 1998.

Simplified Employee Pension Plan

The Company established a Simplified Employee Pension Plan
("SEP") for all employees who have completed one year of service, pursuant to Section 408(k) of the Internal Revenue Code of 1986. The Company makes a discretionary contribution to the SEP on an annual basis.

4.  EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six month periods ended December 31, 1998 and 1997. Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the MRP and Stock Option plan trusts. Diluted earnings per share for the three and six month periods ended December 31, 1998 and 1997, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the MRP and the Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the earnings per share calculations for the three and six months ended December 31, 1998 and 1997, accompanied by the effect of this accounting change on previously reported earnings per share:


                                                                       Per Share
                                                 Income      Shares      Amount
                                                 ------      ------    ---------
   For the Three Months Ended:
   --------------------------
December 31, 1998

Net income                                       $ 92,000
                                                 --------
Basic earnings per share:
   Income available to common shareholders         92,000    1,036,631  $   0.09

Dilutive Securities:
   Management recognition plan shares                           24,449
   Stock option plan shares                                      9,483
                                                 --------    ---------
Dilutive earnings per share:
   Income available to common shareholders
      plus assumed conversions                   $ 92,000    1,070,563  $   0.09
                                                 --------    ---------  --------

                                                                       Per Share
                                                 Income      Shares      Amount
                                                 ------      ------    ---------
December 31, 1997

Net income                                       $103,000
                                                 --------
Basic earnings per share:
   Income available to common shareholders        103,000    1,055,896   $   0.10
                                                                         --------
Dilutive Securities:
   Management recognition plan shares                           32,590
   Stock option plan shares                                     37,432
                                                 --------    ---------
Dilutive earnings per share:
   Income available to common shareholders
      plus assumed conversions                   $103,000    1,125,918   $   0.09
                                                 --------    ---------   --------
            For the Six Months Ended:
            ------------------------
December 31, 1998

Net income                                       $249,000
                                                 --------
Basic earnings per share:
   Income available to common shareholders        249,000    1,057,417   $   0.24
                                                                         --------
Dilutive Securities:
   Management recognition plan shares                           24,449
   Stock option plan shares                                     16,823
                                                 --------    ---------
Dilutive earnings per share:
   Income available to common shareholders
      plus assumed conversions                   $249,000    1,098,689   $   0.23
                                                 --------    ---------   --------

December 31, 1997

Net income                                       $247,000
                                                 --------
Basic earnings per share:
   Income available to common shareholders        247,000    1,054,858   $   0.23
                                                                         --------
Dilutive Securities:
   Management recognition plan shares                           32,590
   Stock option plan shares                                     33,891
                                                 --------    ---------
Dilutive earnings per share:
   Income available to common shareholders
      plus assumed conversions                   $247,000    1,121,429   $   0.22
                                                 --------    ---------   --------

5.  COMPREHENSIVE INCOME

The Company adopted SFAS No. 130 July 1, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income and its components.

The Company has classified certain securities as available for sale in accordance with Financial Accounting Standards Board Statement No. 115. For the six month period ended December 31, 1998 the net unrealized gain on these securities increased by $32,000. For the six month period ended December 31, 1997 the net unrealized gain on these securities increased by $77,000. Pursuant to Statement No.115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. Accordingly, for the six month periods ended December 31, 1998 and 1997, the Company recognized a corresponding adjustment in the net unrealized gain component of equity.

Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income for the six month periods ended December 31, 1998 and 1997:

                                                 Six Months
                                                    Ended
                                                 December 31,
                                               ---------------
                                                1998     1997
                                               ------   ------
Net income                                     $249      $247
Other comprehensive income (loss), net of tax:
      Unrealized gain (loss) on securities       32        77
                                               ----      ----
 Comprehensive income                          $281      $324
                                               ====      ====

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison of Financial Condition at December 31 and June 30,
1998.

Total assets decreased approximately $2.1 million or 1.97% from $105.1 million at June 30, 1998 to $103.0 million at December 31, 1998. During the period ended December 31, 1998, net loans increased approximately $1.3 million or 3.19%, securities available for sale decreased approximately $1.0 million or 4.41% and securities held to maturity decreased approximately $1.0 million or 3.05%. The decrease in securities available for sale and held to maturity was primarily attributable to principal payments received during the period ended December 31, 1998.

Cash and cash equivalents decreased approximately $1.4 million or 22.14% from $6.4 million to $5.0 million at December 31, 1998. The decrease in cash and cash equivalents was primarily attributable to the purchase of investment securities and loan originations.

Accrued interest and dividends receivable decreased approximately $28,000 or 3.87% from $723,000 at June 30, 1998 to
$695,000 at December 31, 1998. Prepaid expenses and other assets increased approximately $89,000 or 40.09% from $222,000 at June 30, 1998 to $311,000 at December 31, 1998.

Total deposits decreased approximately $1.7 million or 2.02% from $85.9 million at June 30, 1998 to $84.2 million at December 31, 1998. Other liabilities during the period ended December 31, 1998 increased approximately $115,000 or 19.46% from $591,000 at June 30, 1998 to $706,000 at December 31, 1998.
This increase was primarily attributable to an increase in accrued federal and state income taxes.

Total equity decreased approximately $449,000 or 2.42% from $18.6 million at June 30, 1998 to $18.1 million at December 31, 1998. This change was primarily attributable to an increase in retained earnings, additional paid-in capital, and amortization of unearned compensation, offset in part by the payment of common stock dividends and treasury stock purchases. Treasury stock at December 31, 1998 was $3.8 million.

Comparison of Results of Operations for the Three and Six Months
Ended December 31, 1998 and 1997.

The Company reported net income for the three and six month periods ended December 31, 1998 of $92,000 and $249,000, respectively. Net income for the three month period decreased approximately $11,000 or 10.68% from $103,000 at December 31, 1997 to $92,000 at December 31, 1998. For the six month period, net income increased approximately $2,000 or 0.81% from $247,000 at December 31, 1997 to $249,000 at December 31, 1998.

Net Interest Income. Net interest income for the three and six months ended December 31, 1998 and 1997 decreased $31,000 or 4.26% and $51,000 or 3.53%, respectively. Total interest income decreased approximately $99,000 or 5.28% and $127,000 or 3.39% for the three and six months ended December 31, 1998 and 1997, respectively.

Provision for Loan Losses. For the six months ended December 31, 1998, provision for loan losses increased approximately $27,000. This increase is primarily attributed to volume increases in consumer and mortgage loans. The allowance for loan losses is based on management's evaluation of possible loan losses inherent in the Association's loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Non-interest Income. Non-interest income increased approximately $57,000 or 285.00% from $20,000 to $77,000 for the three month period ended December 31, 1998 compared to the three month period ended December 31, 1997. For the six month period ended December 31, 1998 non-interest income increased approximately $67,000 or 163.41% from $41,000 to $108,000. The increase in non-interest income for the three and six months ended December 31, 1998 was primarily attributable to an increase in prepayment penalties and mortgage loan origination fees. During the six month period ended December 31, 1998, the Association recorded gains on the sale of securities of approximately $33,000.

Non-interest Expense. Non-interest expense increased approximately $22,000 or 3.75% for the three month period ended December 31, 1998 from $586,000 to $608,000. For the six month period ended December 31, 1998, non-interest expense decreased approximately $3,000 or 0.27%. Salaries and employee benefits increased approximately $32,000 or 7.88% for the three month period ended December 31, 1998 compared with the three month period ended December 31, 1997. This increase was primarily attributable to salary and benefit expenses related to the establishment of certain employee benefit plans, subsequent to the conversion. For the six month period ended December 31, 1998, salaries and benefits decreased approximately $4,000 or 0.53% compared with the six month period ended December 31, 1997. Other operating expenses decreased by $4,000 or 3.96% and increased by $11,000 or 6.11% for the three and six month periods ended December 31, 1998 and 1997, respectively. This increase was primarily attributable to an increase in advertising expense associated with the promotion of loans and a new checking account program.

Provision for Income Taxes. For the three month period ended December 31, 1998, provision for income tax expense decreased approximately $12,000 or 20.34%. For the six month period ended December 31, 1998, provision for income tax expense decreased approximately $10,000 or 7.19%. For the three month period ended December 31, 1998, income before income taxes decreased approximately $23,000 or 14.20% as compared to the three month period ended December 31, 1997. For the six month period ended December 31, 1998, income before income taxes decreased approximately $8,000 or 2.07% compared to the six month period ended December 31, 1997.

Liquidity and Capital Resources. As a holding company, the Company conducts its business through its subsidiary, the Association. The Association is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Association's average liquidity ratio well exceeded the required maximums at and during the three and six month periods ended December 31, 1998. The Association adjusts its liquidity levels in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. The Association also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

The Association is required to maintain certain levels of regulatory capital. At December 31, 1998, the Association exceeded all minimum regulatory capital requirements.

Recent Events. On February 4, 1999 the Goodyear Tire & Rubber Company announced it will slash approximately 1,320 jobs as it halts tire production at the Gadsden, Alabama factory. The layoffs are expected by year end. However, according to the news release, the plant will continue to mix rubber for other Goodyear plants. Estimates range from 180 to 230 workers that will be retained to run the rubber mixing operations.

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

Risks to the Company if its computer systems are not year 2000 compliant include the inability to process customer deposits or checks drawn on the Association, inaccurate interest accruals and maturity dates of loans and time deposits, and the inability to update accounts for daily transactions. Other risks to the Company exist if certain of its vendors', suppliers' and customers' computer systems are not Year 2000 compliant. These risks include the inability of the Association to communicate with its third party service bureau if phone systems are not working, the interruption of business in the event of power outages, the inability of loan customers to comply with repayment terms if their businesses are interrupted, the inability to make payment for checks drawn on the Association, receive payment for checks deposited by the Association's customers, or invest excess funds if the Federal Home Loan Bank or correspondent banks are not Year 2000 compliant. The Company's most important mission critical system is the software and hardware responsible for maintaining and processing general ledger, deposits, and loan accounts. The Company's Year 2000 Compliance and Contingency Plans are structured in accordance with the OTS and the FFIEC guidelines. Remediation and testing efforts relating to the Year 2000 were completed before December 31, 1998. The Company is in the process of contacting its key vendors, suppliers and customers to determine their Year 2000 compliance. The Company estimates that the cost of testing and updating its systems for Year 2000 compliance will not be material.

                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At December 31, 1998, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On November 12, 1998, the Registrant held its Annual Meeting of Stockholders for the purpose of electing one director, whose term expires in 1999, and three directors, whose term will expire in 2001. All matters were approved. The results of the voting at the Annual Meeting were as follows:

Proposal I - Election of Directors

NOMINEE             TERM              VOTES       VOTES
                    EXPIRES        FOR       WITHHELD
----------------        --------        -------        ---------
Gates Little        1999              1,070,260      903
Grady Gillam            2001              1,070,260      903
W. Roscoe Johnson, III  2001              1,070,260      903
Rex G. Keeling, Jr.     2001              1,070,260      903


Item 5.  Other Information

         On January 26, 1999, The Southern Banc Company, Inc.
         announced a dividend in the amount of $.0875 per share on or about March 15, 1999 to stockholders of record at the close of business on February 19, 1999.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
                   Exhibit 27 - Financial Data Schedule

         (b)   Reports on Form 8-K
                    During the three months ended December 31, 1998, the Company filed a Current Report on Form 8-K dated October 16, 1998 and a Current Report on Form 8-K/A dated
                    October 16, 1998 to announce the adoption of a stock repurchase program.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE SOUTHERN BANC COMPANY



Date:  February 16, 1999       By: /s/ James B. Little, Jr.
                                   ----------------------------
                                   James B.  Little, Jr.
                                   (Principal Executive and
                                    Financial Officer)