Form 10QSB
period 1999-03-31
SOUTHERN BANC CO INC
filed 1999-05-12
CIK 946453

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                         Commission File Number: 1-13964

                         The Southern Banc Company, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       Delaware                                             63-1146351
 --------------------                                  -------------------
(State of incorporation)                                (I.R.S. Employer
                                                        Identification No.)

   221 S. 6th Street, Gadsden, Alabama                     35901-4102
 ----------------------------------------              ------------------
 (Address of principal executive offices)                  (Zip Code)

         Issuer's telephone number, including area code: (256) 543-3860

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past ninety days:
Yes X    No ___

     As of March 31, 1999, there were 1,168,798 shares of the registrant's Common Stock, par value $0.01 per share, issued and outstanding.

     Transitional small business disclosure format (check one): Yes No X

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                         THE SOUTHERN BANC COMPANY, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Dollar Amounts in Thousands)

                                                          March 31,    June 30,
                                                            1999         1998
                                                          ---------    --------
                                                         (Unaudited)

ASSETS

CASH AND CASH EQUIVALENTS                               $   7,001    $   6,422

SECURITIES AVAILABLE FOR SALE                              20,854       22,239

SECURITIES HELD TO MATURITY,
  fair values of $29,614 and $34,811,
  respectively                                             28,961       34,077

LOANS RECEIVABLE, net                                      41,755       41,153

PREMISES AND EQUIPMENT, net                                   245          251

ACCRUED INTEREST AND DIVIDENDS RECEIVABLE                     667          723

PREPAID EXPENSES AND OTHER ASSETS                             357          222
                                                        ---------    ---------
TOTAL ASSETS                                            $  99,840    $ 105,087
                                                        =========    =========

DEPOSITS                                                $  81,168    $  85,926

OTHER LIABILITIES                                             759          591
                                                        ---------    ---------
TOTAL LIABILITIES                                          81,927       86,517

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share,
      500,000 shares authorized; shares issued
      and outstanding -- none                                   0            0
   Common stock, par $.01 per share,
      1,454,750 shares issued and 1,168,798 shares
      outstanding, 3,500,000 authorized                        15           15
   Treasury stock at cost                                  (3,804)      (3,000)
   Additional paid-in capital                              13,710       13,677
   Unearned compensation                                   (1,652)      (1,602)
   Retained earnings                                        9,594        9,433
   Unrealized gain on securities available for
     sale, net                                                 50           47
                                                        ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                              $  17,913    $  18,570
                                                        ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  99,840    $ 105,087
                                                        =========    =========

The accompanying notes are an integral part of these condensed consolidated statements.

                         THE SOUTHERN BANC COMPANY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          (Dollar Amounts in Thousands)

                                                            Three Months Ended        Nine Months Ended
                                                                 March 31,                March 31,
                                                            ----          ----         ----        ----
                                                            1999          1998         1999        1998
                                                            ----          ----         ----        ----
                                                        (Unaudited)    (Unaudited) (Unaudited) (Unaudited)

INTEREST INCOME
   Interest and fees on loans                                $  802       $  774      $2,396     $2,287
   Interest and dividends on securities available for sale      312          322         972        934
   Interest and dividends on securities held to maturity        548          693       1,740      2,180
   Other interest income                                         59           60         230        192
                                                             ------       ------      ------     ------
         Total interest income                                1,721        1,849       5,338      5,593

INTEREST EXPENSE:
   Interest on deposits                                         966        1,114       3,190      3,414
                                                             ------       ------      ------     ------
         Net interest income                                    755          735       2,148      2,179
   Provision for loan losses                                      0            0          27          0
         Net interest income after provision                 ------       ------      ------     ------
            for loan losses                                     755          735       2,121      2,179
                                                             ------       ------      ------     ------
NON-INTEREST INCOME:
   Fees & other non-interest income                              35           31         143         72
                                                             ------       ------      ------     ------
NON-INTEREST EXPENSE:
   Salaries and employee benefits                               353          351       1,109      1,111
   Office building and equipment expenses                        64           64         187        195
   Deposit insurance expense                                     13           14          39         42
   Other operating expense                                       92          109          28        289
                                                             ------       ------      ------     ------
Total non-interest expense                                      522          538       1,618      1,637
                                                             ------       ------      ------     ------
Income before income taxes                                      268          228         646        614

PROVISION FOR INCOME TAXES                                       92           79         221        218
                                                             ------       ------      ------     ------
         Net income                                          $  176       $  149      $  425     $  396
                                                             ======       ======      ======     ======

EARNING PER SHARE - BASIC                                    $ 0.17       $ 0.14      $ 0.41     $ 0.37
EARNING PER SHARE - DILUTED                                  $ 0.17       $ 0.13      $ 0.39     $ 0.35
DIVIDENDS DECLARED PER SHARE                                 $0.0875     $0.0875     $0.2625    $0.2625

The accompanying notes are an integral part of these condensed consolidated statements.

                         THE SOUTHERN BANC COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For The Nine Months Ended
                             March 31, 1999 and 1998
                          (Dollar Amounts in Thousands)

                                                                                    1999            1998
                                                                                    ----            ----
                                                                                 (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $    425    $    396
   Adjustments to reconcile  net income (loss) to net cash provided by (used in)
      operating activities:
         Depreciation                                                                    25          36
         Amortization (accretion), net                                                  (10)        (18)
         Amortization of unearned compensation                                          302         270
         Provision for loan losses                                                       27           0
         Change in assets and liabilities:
            (Increase) decrease in accrued interest & dividends receivable               56         (92)
            (Increase) decrease in other assets                                        (135)         27
            Increase (decrease) in other liabilities                                    183         289
                                                                                   --------    --------
                  Total adjustments                                                     448         512
                                                                                   --------    --------
                  Net cash provided by (used in) operating activities                   873         908
                                                                                   --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available for sale                                       (13,298)     (7,298)
   Proceeds from maturities and principal payments on
      securities available for sale                                                  14,663       5,881
   Purchases of securities held to maturity                                          (5,770)     (5,004)
   Proceeds from maturities and principal payments on
      securities held to maturity                                                    10,918      11,459
   Net loan (originations) repayments                                                  (629)     (3,363)
   Capital expenditures                                                                 (19)        (31)
                                                                                   --------    --------
                  Net cash provided by (used in) investing activities                 5,865       1,644
                                                                                   --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in deposits, net                                              (4,758)       (483)
   Increase (decrease) in advance payments by borrowers
      for taxes and insurance                                                           (14)        (14)
   Dividends paid                                                                      (264)       (271)
   Contributions to plan trusts                                                        (319)        (50)
   Proceeds from exercise of stock options                                                0          35
   Purchase of treasury stock                                                          (804)          0
                                                                                   --------    --------
                  Net cash provided by financing activities                          (6,159)       (783)
                                                                                   --------    --------
   Net increase (decrease) in cash and cash equivalents                                 579       1,769

CASH AND CASH EQUIVALENTS, beginning of period                                        6,422       5,807
                                                                                   --------    --------
CASH AND CASH EQUIVALENTS, end of period                                           $  7,001    $  7,576
                                                                                   ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Income taxes                                                                 $    142    $    130
                                                                                   ========    ========
   Interest                                                                        $  3,190    $  3,415
                                                                                   ========    ========
   Non-cash transactions:
      Change in unrealized net gain on securities available for sale, net          $      3    $    130
                                                                                   ========    ========

                         THE SOUTHERN BANC COMPANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 1999 and June 30, 1998, and for the three and nine month periods ended March 31, 1999 and 1998, include the accounts of the Company, the Association, and the Company's wholly owned subsidiary, First Service Corporation of Gadsden. All significant intercompany transactions and accounts have been eliminated in consolidation. The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three and nine month periods ended March 31, 1999 and 1998. Results of operations for the current interim period are not necessarily indicative of results expected for the entire fiscal year.

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

2.  RETIREMENT AND SAVINGS PLANS

Employee Stock Ownership Plan

The Association has an employee stock ownership plan (the "ESOP") for eligible employees. The ESOP purchased 116,380 shares of the Company's common stock with the proceeds of a $1,163,800 note payable from the Association and secured by the common stock owned by the ESOP. Unearned compensation for the ESOP was charged to stockholders' equity and is reduced ratably in connection with principal payments under the terms of the plan. Unearned compensation is amortized into compensation expense based on employee services rendered in relation to shares which are committed to be released.

Management Recognition Plan

The Association's management recognition plan (the "MRP") provides for awards of common stock to directors and officers of the Association. A trust was formed for the purpose of purchasing shares of stock in the open market for future awards under the MRP. The aggregate fair market value of the shares purchased by the MRP is considered unearned compensation at the time of purchase and compensation is earned ratably over the stipulated vesting period. Unearned compensation related to the MRP is shown as a reduction to shareholders' equity in the accompanying consolidated statements of condition. The Plan held 37,545 issued and outstanding shares at March 31, 1999.

Stock Option and Incentive Plan

The Company has a stockholder approved Option and Incentive Plan (the "Option Plan"). The Option Plan provides for the grant of incentive stock options (ISO's) to employees and non-incentive stock options (non-ISO's) to non-employee directors. The exercise price is based on the market price of the common stock on the date of grant. A trust was formed for the purpose of purchasing shares of stock in the open market for issuance upon future exercises of stock options under the Option Plan. The Option Plan Trust held 51,300 issued and outstanding shares at March 31, 1999.

Simplified Employee Pension Plan

The Company established a Simplified Employee Pension Plan ("SEP") for all employees who have completed one year of service, pursuant to Section 408(k) of the Internal Revenue Code of 1986. The Company makes a discretionary contribution to the SEP on an annual basis.

4.  EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine month periods ended March 31, 1999 and 1998. Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the MRP and Option Plan trusts. Diluted earnings per share for the three and nine month periods ended March 31, 1999 and 1998, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the MRP and the Option Plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the earnings per share calculations for the three and nine months ended March 31, 1999 and 1998, accompanied by the effect of this accounting change on previously reported earnings per share:

                                                                                         Per Share
                                                     Income                 Shares         Amount
                                                     ------                 ------         ------
For the Three Months Ended:
---------------------------
March 31, 1999
Net income                                            $ 176,000
                                                      ---------
Basic earnings per share:
   Income available to common shareholders              176,000            1,019,512        $   0.17
                                                                                            --------
Dilutive Securities:
   Management recognition plan shares                                         24,449
Stock option plan shares                                                       1,904
                                                                          ----------
Dilutive earnings per share:
   Income available to common shareholders
      plus assumed conversions                        $ 176,000            1,045,865        $   0.17
                                                      ---------            ---------        --------
March 31, 1998
Net income                                            $ 149,000
----------                                            ---------
Basic earnings per share:
   Income available to common shareholders              149,000            1,059,533        $   0.14
                                                                                            --------
Dilutive Securities:
   Management recognition plan shares                                         32,590
   Stock option plan shares                                                   37,880
                                                   -----------             ---------
Dilutive earnings per share:
   Income available to common shareholders
      plus assumed conversions                       $ 149,000             1,130,003        $   0.13
                                                   -----------             ---------        --------

For the Nine Months Ended:
--------------------------
March 31, 1999

Net income                                           $ 425,000
                                                    ----------
Basic earnings per share:
   Income available to common shareholders             425,000             1,045,071        $   0.41
                                                                                            --------

Dilutive Securities:
   Management recognition plan shares                                         24,449
   Stock option plan shares                                                   12,386
                                                    ----------            ----------
Dilutive earnings per share:
   Income available to common shareholders
      plus assumed conversions                      $  425,000             1,081,907        $   0.39
                                                    ----------            ----------        --------
March 31, 1998
Net income                                          $  396,000
                                                   -----------
Basic earnings per share:
   Income available to common shareholders             396,000             1,057,808        $   0.37
                                                                                            --------
Dilutive Securities:
   Management recognition plan shares                                         32,590
   Stock option plan shares                                                   35,302
                                                    ----------             ---------
Dilutive earnings per share:
   Income available to common shareholders
      plus assumed conversions                      $  396,000             1,125,700        $   0.35
                                                    ----------             ---------        --------

5.       COMPREHENSIVE INCOME

The Company adopted SFAS No. 130 July 1, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income and its components.

The Company has classified certain securities as available for sale in accordance with Financial Accounting Standards Board Statement No. 115. For the nine month period ended March 31, 1999 the net unrealized gain on these securities increased by $3,000. For the nine month period ended March 31, 1998 the net unrealized gain on these securities increased by $130,000. Pursuant to Statement No.115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. Accordingly, for the nine month periods ended March 31, 1999 and 1998, the Company recognized a corresponding adjustment in the net unrealized gain component of equity.

Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income for the nine month periods ended March 31, 1999 and 1998:

                                                             Nine Months
                                                                Ended
                                                              March 31,
                                                          ------------------
                                                            1999        1998
                                                            ----        ----

Net income                                                $  425      $  396
Other comprehensive income (loss), net of tax:
   Unrealized gain (loss) on securities                        3         130
                                                          ------      ------
 Comprehensive income                                     $  428      $  526
                                                          ======      ======

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at March 31, 1999 and June 30, 1998.

Total assets decreased approximately $5.2 million or 4.99% from $105.1 million at June 30, 1998 to $99.8 million at March 31, 1999. During the period ended March 31, 1999, net loans increased approximately $602,000 or 1.46%, securities available for sale decreased approximately $1.4 million or 6.23% and securities held to maturity decreased approximately $5.1 million or 15.01%. The decrease in securities available for sale and held to maturity was primarily attributable to principal payments received during the period ended March 31, 1999.

Cash and cash equivalents increased approximately $579,000 or 9.02% from $6.4 million to $7.0 million at March 31, 1999. The increase in cash and cash equivalents was primarily attributable to the maturities and principal payments on investment securities.

Accrued interest and dividends receivable decreased approximately $56,000 or 7.75% from $723,000 at June 30, 1998 to $667,000 at March 31, 1999. Prepaid
expenses and other assets increased approximately $135,000 or 60.81% from $222,000 at June 30, 1998 to $357,000 at March 31, 1999. This increase was primarily attributable to an increase in prepaid federal income taxes.

Total deposits decreased approximately $4.8 million or 5.54% from $85.9 million at June 30, 1998 to $81.2 million at March 31, 1999. Other liabilities during the period ended March 31, 1999 increased approximately $168,000 or 28.43% from $591,000 at June 30, 1998 to $759,000 at March 31, 1999. This increase was primarily attributable to an increase in accrued federal and state income taxes.

Total equity decreased approximately $657,000 or 3.54% from $18.6 million at June 30, 1998 to $17.9 million at March 31, 1999. This change was primarily attributable to an increase in retained earnings, additional paid-in capital, and amortization of unearned compensation, offset in part by the payment of common stock dividends and treasury stock purchases. Treasury stock at March 31, 1999 was $3.8 million.

Comparison of Results of Operations for the Three and Nine Months Ended March 31, 1999 and 1998.

Net Income. The Company reported net income for the three and nine month periods ended March 31, 1999 of $176,000 and $425,000, respectively. Net income for the three month period increased approximately $27,000 or 18.12% from $149,000 at March 31, 1998 to $176,000 at March 31, 1999. For the nine month period, net income increased approximately $29,000 or 7.32% from $396,000 at March 31, 1998 to $425,000 at March 31, 1999.

Net Interest Income. Net interest income for the three months ended March 31, 1999 increased $20,000 or 2.72%. For the nine months ended March 31, 1999, net interest income decreased approximately $31,000 or 1.42%. Total interest income decreased approximately $128,000 or 6.92% and $255,000 or 4.56% for the three and nine months ended March 31, 1999 and 1998, respectively. The decrease in total interest income was primarily attributable to a decrease in investment income.

Provision for Loan Losses. For the nine months ended March 31, 1999, the provision for loan losses increased approximately $27,000. This increase was primarily attributed to volume increases in consumer and mortgage loans. The allowance for loan losses is based on management's evaluation of possible loan losses inherent in the Association's loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Non-interest Income. Non-interest income increased approximately $4,000 or 12.90% from $31,000 to $35,000 for the three month period ended March 31, 1999 compared to the three month period ended March 31, 1998. For the nine month period ended March 31, 1999 non-interest income increased approximately $71,000 or 98.61% from $72,000 to $143,000. The increase in non-interest income for the three and nine months ended March 31, 1999 was primarily attributable to an increase in prepayment penalties and mortgage loan origination fees. During the nine month period ended March 31, 1999, the Association recorded gains on the sale of securities of approximately $33,000.

Non-interest Expense. Non-interest expense decreased approximately $16,000 or 2.97% for the three month period ended March 31, 1999 from $538,000 to $522,000. For the nine month period ended March 31, 1999, non-interest expense decreased approximately $19,000 or 1.16%. Salaries and employee benefits increased approximately $2,000 or 0.57% for the three month period ended March 31, 1999 compared with the three month period ended March 31, 1998. This increase was primarily attributable to salary and benefit expenses related to the Company's employee benefit plans. For the nine month period ended March 31, 1999, salaries and benefits decreased approximately $2,000 or 0.18% compared with the nine month period ended March 31, 1998. Other operating expenses decreased by $17,000 or 15.60% and decreased by $6,000 or 2.08% for the three and nine month periods ended March 31, 1999 and 1998, respectively.

Provision for Income Taxes. For the three month period ended March 31, 1999, provision for income tax expense increased approximately $13,000 or 16.46%. For the nine month period ended March 31, 1999, provision for income tax expense increased approximately $3,000 or 1.38%. For the three month period ended March 31, 1999, income before income taxes increased approximately $40,000 or 17.54% as compared to the three month period ended March 31, 1998. For the nine month period ended March 31, 1999, income before income taxes increased approximately $32,000 or 5.21% compared to the nine month period ended March 31, 1998.

Liquidity and Capital Resources. As a holding company, the Company conducts its business through its subsidiary, the Association. The Association is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Association's average liquidity ratio well exceeded the required maximums at and during the three and nine month periods ended March 31, 1999. The Association adjusts its liquidity levels in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. The Association also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Association's primary sources of funds are deposits, payment of loans and mortgage-backed securities, maturities of investment securities and other investments. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Association invests in short-term interest-earning assets, which provide liquidity to meet lending requirements.

The Association is required to maintain certain levels of regulatory capital. At March 31, 1999, the Association exceeded all minimum regulatory capital requirements.

Recent Events. On February 4, 1999 the Goodyear Tire & Rubber Company announced it would slash approximately 1,320 jobs as it halts tire production at the Gadsden, Alabama factory. The layoffs are expected by year-end. However, according to the news release, the plant will continue to mix rubber for other Goodyear plants. Estimates range from 180 to 230 workers that will be retained to run the rubber mixing operations. The Company is not able at this time to determine the extent to which such layoffs may affect its results in operations.

Possible Year 2000 Computer Program Problems

A great deal of information has been disseminated about the global computer crash that may occur in the Year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the Year 2000 as the Year 1900. All of the significant data processing of the Association that could be affected by this problem is provided by a third party service bureau. The service bureau of the Association has advised the Association that it expects to resolve this potential problem before the Year 2000. However, if the service bureau is unable to resolve this potential problem in time, the Association would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a material adverse impact on the financial condition and results of operations of the Company.

Risks to the Company if its computer systems are not Year 2000 compliant include the inability to process customer deposits or checks drawn on the Association, inaccurate interest accruals and maturity dates of loans and time deposits, and the inability to update accounts for daily transactions. Other risks to the Company exist if certain of its vendors', suppliers' and customers' computer systems are not Year 2000 compliant. These risks include the inability of the Association to communicate with its third party service bureau if phone systems are not working, the interruption of business in the event of power outages, the inability of loan customers to comply with repayment terms if their businesses are interrupted, the inability to make payment for checks drawn on the
Association, receive payment for checks deposited by the Association's customers, or invest excess funds if the Federal Home Loan Bank or correspondent banks are not Year 2000 compliant. The Company's most important mission critical system is the software and hardware responsible for maintaining and processing general ledger, deposits, and loan accounts. The Company's Year 2000 Compliance and Contingency Plans are structured in accordance with federal guidelines. Remediation and testing efforts relating to the Year 2000 were completed before December 31, 1998. The Company is in the process of contacting its key vendors, suppliers and customers to determine their Year 2000 compliance. The Company estimates that the cost of testing and updating its systems for Year 2000 compliance be approximately $5,000.

Although the Company currently believes that it will be Year 2000 compliant, the risk of system failures cannot be eliminated. Also, the Company cannot guarantee the performance of third parties as to which it has material relationships.

Forward-Looking Statement:

This Quarterly Report on Form 10-QSB contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "seek" and "intend," and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risk and uncertainties, some of which cannot be predicted or qualified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

The Company does not undertake, and specifically disclaims, any obligation to publicly release the results of revisions which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 1999, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         On April 15, 1999, The Southern Banc Company, Inc. announced a cash dividend in the amount of $.0875 per share on or about June 14, 1999 to stockholders of record at the close of business on May 14, 1999.

         On April 15, 1999, the Board of Directors of the Company approved a change in the corporate title of the Company's subsidiary, First Federal Savings and Loan to The Southern Bank Company.

         On April 30, 1999, the Company announced that its Board of Directors had approved the repurchase of up to ten percent of its outstanding common stock, or approximately 116,880 shares. These stock repurchases are independent from, and would be in addition to, stock purchases on behalf of the Company's stock benefit plans, if any. This program will be dependent upon market conditions, and there is no guarantee as to the exact number of shares to be repurchased by the Company.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
                  Exhibit 27 - Financial Data Schedule (SEC use only)

         (b)   Reports on Form 8-K
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE SOUTHERN BANC COMPANY


Date: May 11, 1999                By: /s/ James B. Little, Jr.
                                     ---------------------------------------
                                     James B. Little, Jr.
                                     (Principal Executive and Financial Officer)