Form 10KSB
period 1999-06-30
SOUTHERN BANC CO INC
filed 1999-09-28
CIK 946453

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended June 30, 1999

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______ to _______

                         Commission File Number: 1-13964

                         THE SOUTHERN BANC COMPANY, INC.
            --------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                 Delaware                                     63-1146351
-------------------------------------------------     -------------------------
     (State or Other Jurisdiction of                        (I.R.S. Employer
      Incorporation or Organization)                       Identification No.)

221 S. 6th Street, Gadsden, Alabama                                   35901
-------------------------------------                               ---------
(Address of Principal Executive Offices)                            (Zip Code)

         Issuer's Telephone Number, Including Area Code: (256) 543-3860

           Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $.01 per share          American Stock Exchange
--------------------------------------        ---------------------------
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

Registrant's revenues for the fiscal year ended June 30, 1999:  $597,901

The aggregate market value of the 816,064 shares of Common Stock of the registrant issued and outstanding held by non-affiliates was approximately $6.8 million based on the closing sales price of $8.375 per share of the registrant's Common Stock on September 24, 1999 as listed on the American Stock Exchange. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of September 24, 1999: 1,074,098

Transitional Small Business Disclosure Format   Yes              No    X

                       DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the part of this report into which the document is incorporated:

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 1999 (the "Annual Report"). (Parts I and II)
2. Portions of the Proxy Statement for the registrant's 1999 Annual Meeting of Stockholders (the "Proxy Statement"). (Part III)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     The Southern Banc Company, Inc. The Southern Banc Company, Inc. (the "Company") was incorporated under the laws of the State of Delaware in May 1995 at the direction of management of The Southern Bank Company, formerly First Federal Savings and Loan Association of Gadsden (the "Bank"), for the purpose of serving as a savings institution holding company of the Bank upon the Company's acquisition of all of the capital stock issued by the Bank in connection with the Bank's conversion from mutual to stock form.

     The holding company structure permits the Company to expand the financial services offered through the Bank. As a holding company, the Company has greater flexibility than the Bank to diversify its business activities through existing or newly formed subsidiaries or through acquisition or merger with other financial institutions. The Company qualifies as a unitary savings institution holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"). The Company's principal business is the business of the Bank. At June 30, 1999, the Company had total consolidated assets of $96.9 million, deposits of $79.7 million, net loans receivable of $42.1 million and stockholders' equity of $16.6 million.

     The Company's executive offices are located at 221 S. 6th Street, Gadsden, Alabama 35901, and its telephone number is (256) 543-3860.

     The Southern Bank Company. The Bank is a conservative and independent community-oriented savings institution dedicated to providing quality customer service. The Bank was organized in 1936 as a federally chartered mutual savings and loan Bank, at which time it also became a member of the Federal Home Loan Bank ("FHLB") System and obtained federal deposit insurance. The Bank currently operates through four banking offices located in Gadsden, Albertville, Guntersville and Centre, Alabama.

     In August 1999, the Bank changed it corporate title from "First Federal Savings and Loan Association of Gadsden" to "The Southern Bank Company." The change of name was made to eliminate any confusion between the Company and the Bank and to increase public awareness of the expanded banking services which the Bank is authorized to offer.

     As a federally chartered savings institution, the Bank is subject to extensive regulation by the OTS. The lending activities and other investments of the Bank must comply with various federal regulatory requirements, and the OTS periodically examines the Bank for compliance with various regulatory requirements. The Federal Deposit Insurance Corporation ("FDIC") also has the authority to conduct special examinations. The Bank must file reports with OTS describing its activities and financial condition and is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve Board").

YEAR 2000

     The Company has taken certain actions to address issues relating to the Year 2000, and the proper functioning of computer and data processing equipment. For more information, see "Item 6. Management's Discussion and Analysis or Plan of Operation."

SHAREHOLDER RIGHTS PLAN

     In July 1999, the Board of Directors of the Company adopted a shareholder rights plan and declared a dividend distribution of one common stock purchase right on each outstanding share of the Company's Common Stock. See Item 6 - Management's Discussion and Analysis or Plan of Operation.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain matters discussed in this document are "forward looking statements," intended to qualify for the safe harbors from liability established by the Private Securities Legislation Reform Act of 1995. These forward looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects," "estimates," or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward looking statements. Such forward looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Stockholders, potential investors, and other readers are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

BUSINESS STRATEGY

     The Bank's business strategy has been to operate as a profitable and independent community-oriented savings institution dedicated to providing quality customer service. Generally, the Bank has sought to implement this strategy by using retail deposits as its sources of funds and maintaining most of its assets in mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA") and the Federal National Mortgage Association ("FNMA"), loans secured by owner-occupied one- to four-family residential real estate located in the Bank's market area, U.S. government and agency securities, interest-earning deposits, cash and equivalents and consumer loans. The Bank's business strategy incorporates the following key elements: (1) remaining a community-oriented financial institution while maintaining a strong core customer base by providing quality service and offering customers the access to senior management and services that a community-based institution can offer; (2) attracting a relatively strong retail deposit base from the communities served by the Bank's four banking offices; (3) maintaining asset quality by emphasizing investment in local residential mortgage loans, mortgage-backed securities and other securities issued or guaranteed by the U.S. government or agencies thereof; and
(4) maintaining liquidity and capital substantially in excess of regulatory requirements.

MARKET AREA

     The Bank considers its primary market area to consist of Etowah, Cherokee and Marshall Counties in which the Bank has its four offices. The City of Gadsden in which the Bank's main office is located is in Etowah County, approximately 65 miles northeast of Birmingham, Alabama. Based upon the 1990 population census, the combined population of Etowah, Cherokee and Marshall Counties was approximately 100,000.

     The economy in the Bank's market area includes a mixture of manufacturing and agriculture. For years the two major industrial employers were Goodyear Tire and Rubber Company and Gulf States Steel Corporation. On February 4, 1999, Goodyear Tire and Rubber Company announced that it would cut approximately 1,320 jobs by year-end as it ceases tire production at the Gadsden, Alabama plant.

Approximately 200 workers will remain employed at the Gadsden facility to operate a rubber-mixing center and tire storage site. On July 1, 1999, Gulf States Steel Corporation, currently employing 1,800, filed for relief under Chapter 11 Bankruptcy. While the company is allowed to continue operations under Chapter 11, a significant negative impact would be felt in the Bank's market area in the event Gulf States is unable to overcome its financial problems. According to the Alabama Department of Industrial Relations, the unemployment rates for June 1999 in Etowah, Cherokee and Marshall Counties were 6.7%, 4.8% and 6.5%, respectively, as compared to 4.5% for the state of Alabama.

COMPETITION

     The Bank experiences substantial competition both in attracting and retaining savings deposits and in the making of mortgage and other loans.

     Direct competition for savings deposits comes from other savings institutions, credit unions, regional bank holding companies and commercial banks located in its primary market area. Significant competition for the Bank's other deposit products and services comes from money market mutual funds and brokerage firms. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions. Competition for origination or real estate loans normally comes from other savings institutions, commercial banks, credit unions, mortgage bankers, and mortgage brokers.

     The Bank's primary competition comes from institutions headquartered in the Bank's market area as well as numerous additional commercial banks which have branch offices located in the Bank's market area. Many competing financial institutions have financial resources substantially greater than the Bank and offer a wider variety of deposit and loan products.

LENDING ACTIVITIES

     General. The Bank's principal lending activity consists of the origination of loans secured by mortgages on existing one- to four-family residences in the Bank's market area. The Bank also makes a variety of consumer loans and limited amounts of non-residential real estate loans. Historically, the Bank has not made commercial business loans.

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

     At June 30, 1999, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was approximately $4.2 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was approximately $263,000.

         Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At June 30, 1999, the Bank had no concentrations of loans exceeding 10% of total loans that are not disclosed below.

                                                                                At June 30,
                                                      -----------------------------------------------------------------
                                                                   1999                              1998
                                                      -------------------------------    ------------------------------
                                                          Amount            %                Amount            %
                                                          ------            -                ------            -
                                                                           (Dollars in thousands)

Type of Loan:
Real estate loans:
  One- to four-family residential(1).............     $    36,702          87.17%       $     36,528           88.77%
  Non-residential................................             302            .72                 216            0.52
Consumer loans...................................           4,451          10.57               3,748            9.11
Savings account loans............................             647           1.54                 657            1.60
                                                      -----------         ------        ------------          ------
Total gross loans................................          42,102         100.00%             41,149          100.00%
                                                                          ======                              ======
Less:
  Unearned income................................             240                                245
  Discounts on loans purchased...................              --                                 --
  Deferred loan fees (costs), net................            (345)                              (325)
  Allowance for loan losses......................              98                                 76
                                                      -----------                        -----------
     Total.......................................     $    42,109                        $    41,153
                                                      ===========                        ===========

---------------
(1) One- to four-family residential includes second mortgage loans on which the Bank also has the first mortgage. The proceeds of these second mortgage loans were used for improvements and consumer purposes. Second mortgage loan balances at June 30, 1999 and 1998 were approximately $1.5 million and $974,000 million, respectively.

     The following table sets forth information at June 30, 1999 regarding the dollar amount of loans maturing or repricing in the Bank's portfolio, based on contractual terms to maturity or repricing period. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                                                      Due After
                                                   Due Within         1 through         Due After
                                                     1 Year            5 Years        5 Years After
                                                 After 6/30/99      After 6/30/99        6/30/99          Total
                                                 -------------      -------------        -------          -----
                                                                  (In thousands)
Real estate mortgage(1)...............          $          25     $         2,609    $     34,370      $    37,004
Consumer and savings accounts.........                    160               2,936           2,002            5,098
                                                -------------     ---------------    ------------      -----------
    Total............................           $         185     $         5,545    $     36,372      $    42,102
                                                =============     ===============    ============      ===========

---------------
(1) Real estate mortgage loans includes second mortgage loans on which the Bank also has the first mortgage. The proceeds of these second mortgage loans were used for improvements and consumer purposes. Second mortgage loan balances at June 30, 1999 totaled $1.5 million.

     The following table sets forth at June 30, 1999, the dollar amount of gross loans due after one year after that date, based upon contractual maturity dates or period to reprice, and whether such loans have fixed or adjustable rates.

                                          Predetermined          Floating or
                                               Rate           Adjustable Rates
                                               ----           ----------------
                                                     (In thousands)

Real estate............................... $     34,769         $     2,235
Consumer and savings account..............        5,098                  --
                                           ------------         -----------
    Total................................. $     39,867         $     2,235
                                           ============         ===========

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

     Originations, Purchases and Sales of Loans. The Bank's loans are primarily originated by salaried loan officers of the Bank. In addition, from time to time, the Bank purchases loans. During fiscal 1998, the Bank purchased three real estate loans totaling approximately $220,000 from a financial institution in Tuscaloosa, Alabama. During the fiscal year ended June 30, 1999, the Bank originated and sold a total of $1.0 million in loans to the secondary market.

     One- to Four-Family Residential Lending. Historically, the Bank's principal lending activity has been the origination of fixed rate loans secured by first mortgages on existing one- to four-family residences in the Bank's market area. The purchase price or appraised value of most of such residences generally has been between $24,000 and $290,000, with the Bank's loan amounts averaging approximately $50,000. At June 30, 1999, $36.7 million, or 87.2%, of the Bank's total loans were secured by one- to four-family residences, a substantial portion of which were existing, owner-occupied, single-family residences in the Bank's market area. At June 30, 1999, $34.8 million, or 94.7%, of the Bank's one- to four-family residential loans had fixed rates and $2.2 million, or 6.1%, had adjustable rates.

     The Bank's one- to four-family residential mortgage loans generally are for terms of up to 21 years, amortized on a monthly basis, with principal and interest due each month. The majority of the Bank's one- to four-family mortgage loans are underwritten with terms of 15 years or less. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. These loans customarily contain "due-on-sale" clauses which permit the Bank to accelerate repayment of a loan upon transfer of ownership of the mortgaged property. In January 1995, the Bank introduced a new mortgage loan product which provides for a term of up to 21 years with the interest rate increasing one percentage point every seven years. This increase is not contingent upon any corresponding increase in market interest rates. As of June 30, 1999, the Bank had originated $7.3 million of these graduated rate loans. The Bank intends to continue originating such loans subject to market demands.

     The Bank's lending policies generally limit the maximum loan-to-value ratio on one- to four-family residential mortgage loans secured by owner-occupied properties to 97% of the lesser of the appraised value or purchase price. The Bank's lending policies generally require private mortgage insurance for any loan that exceeds an 80% loan-to-value ratio. Pursuant to its "First-Time Home Buyer Plan," the Bank may lend up to 100% of the purchase price of a one- to four-family residence provided that the borrower (or third party) provides additional collateral in the form of a pledge of a savings deposit or certificate of deposit equal to 25% of the loan amount for loans up to 15 years and 28% of the loan amount for loans with terms greater than 15 years up to 21 years. Securities may also be pledged as additional collateral but such securities must have a current market value equal to 140% of the required collateral amount.

     The Bank has not originated any adjustable rate, one- to four-family residential mortgage loans in recent years. However, total loans at June 30, 1999 included adjustable rate loans with an aggregate principal balance of $1.2 million, substantially all of which were purchased during fiscal 1996. The rates at which interest accrues on these loans are adjustable annually, generally with limitations on adjustments of 2.0% per adjustment period and 6.0% - 6.5% over the life of the loan. While such loans may include initial discounted rates, they were underwritten and borrowers were qualified based on the fully indexed interest rate. The Bank's adjustable rate loans do not permit negative amortization.

     The Bank also originates second mortgage loans on properties for which the Bank holds the first mortgage. Such loans, when combined with the first mortgage, generally are limited to 75% of the appraised value. Such loans have a fixed rate and a maximum term of 10 years.

     The retention of adjustable and graduated rate loans in the Bank's portfolio helps reduce the Bank's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable and graduated rate loans may increase due to increases in interest costs to borrowers. Further, adjustable and graduated rate loans which provide for initial rates of interest below the fully indexed rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate. Further, although adjustable rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed rate period before the first adjustment and the periodic and lifetime interest rate adjustment limitations and the ability of borrowers to convert the loans to fixed rates. Accordingly, there can be no assurance that yields on the Bank's adjustable rate loans will fully adjust to compensate for increases in the Bank's cost of funds. Finally, adjustable rate loans increase the Bank's exposure to decreases in prevailing market interest rates, although decreases in the Bank's cost of funds tend to offset this effect.

     Consumer Lending. The Bank's consumer loans consist primarily of home equity lines of credit secured by first or second mortgages on single-family residences in the Bank's market area, new and used automobile loans and demand loans secured by savings accounts at the Bank. These loans totaled approximately $992,000, $3.5 million and $647,000, respectively, at June 30, 1999. Management plans to continue the Bank's expansion of these programs as part of the Bank's plan to provide a wider range of financial services to the Bank's customers while increasing the Bank's portfolio yields.

     The Bank makes home equity lines of credit secured by the borrower's residence. These loans, combined with the first mortgage loan, which usually is from the Bank, generally are limited to 75% of the appraised value of the residence as long as the first mortgage is held by the Bank and 65% if the first mortgage is held by another lender. Home equity lines of credit are open-end with the rate on such loans adjusting monthly based on the Prime Rate as published in The Wall Street Journal as of the first day of the month plus 1.5%.

     The Bank's new and used automobile loans generally are underwritten in amounts up to 85% of the purchase price, dealer cost or the loan value as published by the National Automobile Dealers Association or the "Black Book." The terms of such loans generally do not exceed 60 months with loans for older used cars underwritten for shorter terms. The Bank requires that the vehicles be insured and that the Bank be listed as loss payee on the insurance policy. The Bank originates a portion of its automobile loans on an indirect basis through various dealerships located in its market area. See " -- Loan Solicitation and Processing."

     The Bank generally makes savings account loans for up to 80% of the balance of the account. The interest rate on these loans is generally two percentage points above the rate paid on the account, and interest is billed on a monthly basis. These loans are payable on demand, and the account must be pledged as collateral to secure the loan.

     Consumer loans generally involve more risk than first mortgage loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation,  and the  remaining  deficiency  often  does not  warrant  further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against the Bank, and a borrower may be able to assert against the Bank claims and defenses which it has against the seller of the underlying collateral. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral.

     Loan Solicitation and Processing. The Bank's loan originations are derived from a number of sources, including referrals by realtors, builders, depositors, borrowers as well as walk-in customers. In addition, the Bank originates a portion of its automobile loans on an indirect basis through various dealerships located in the Bank's market area. The Bank's solicitation programs consist of calls by the Bank's officers to local realtors and builders and advertisements in local newspapers, billboards and real estate-related periodicals. Real estate loans are originated by the Bank's staff loan officers and executive officers, none of whom receives commissions for loan originations. Loan applications are accepted at each of the Bank's offices for processing and approval.

     Upon receipt of a loan application from a prospective borrower, the Bank's staff preliminarily reviews the information provided and makes an initial determination regarding the qualification of the borrower. If not disapproved, the application then is placed in processing, and a credit report, verifications and other information is generally gathered relating to the loan applicant's employment, income and credit standing. It is the Bank's policy to obtain an appraisal of the real estate intended to secure a proposed mortgage loan from a Bank-approved appraiser. The Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made, except when the Bank becomes aware of a particular risk of environment contamination.

     It is the Bank's policy to record a lien on the real estate securing the loan and, in most instances, to obtain a title insurance policy which insures that the property is free of prior encumbrances. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a designated flood plain, paid flood insurance policies are required.

     The Board of Directors has the overall responsibility and authority for general supervision of the Bank's loan policies. The Board has established written lending policies for the Bank. The Bank has established a loan committee which is comprised of Board members and Executive Officers. Any loan committee member has the authority to approve mortgage loans of $200,000 or under.
Mortgage loans over $200,000 require the approval of one committee member accompanied by the approval of the

Chairman of the Board. Consumer loans up to $15,000 may be approved by individual loan officers. Consumer loans greater than $15,000 must be approved by at least two members of the Bank's consumer loan committee which is comprised of all of the Bank's loan officers. Loan applicants are promptly notified of the decision of the Bank. It has been management's experience that substantially all approved loans are funded.

     Interest Rates and Loan Fees. Interest rates charged by the Bank on mortgage loans are primarily determined by competitive loan rates offered in its market area and the Bank's minimum yield requirements. Mortgage loan rates reflect factors such as prevailing market interest rate levels, the supply of money available to the savings industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the federal government, including the Federal Reserve Board, the general supply of money in the economy, tax policies and governmental budget matters.

     The Bank receives fees in connection with loan originations, loan modifications, late payments and changes of property ownership and for miscellaneous services related to its loans. Loan origination fees are calculated as a percentage of the loan principal. The Bank typically receives fees of up to 1.0% in connection with the origination of fixed rate mortgage loans. The excess, if any, of loan origination fees over direct loan origination expenses is deferred and accreted into income over the contractual life of the loan using the interest method. If a loan is prepaid, refinanced or sold, all remaining deferred fees with respect to such loan are taken into income at such time.

     Collection Policies. When a borrower fails to make a payment on a loan, the Bank generally takes prompt steps to have the delinquency cured and the loan restored to current status. Once the payment grace period has expired (in most instances 15 days after the due date), a late notice is mailed to the borrower, and a late charge is imposed, if applicable. All loans on which payments are 30 or more days delinquent are designated as "special mention." The Bank's Board of Directors reviews a list of all classified assets on a monthly basis. See " -- Asset Classification, Allowances for Losses and Non-performing Assets." If a loan remains delinquent 90 days or more, the Bank generally makes demand for payment and/or initiates foreclosure or other legal proceedings.

     Asset Classification, Allowances for Losses and Non-performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, an institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with an institution's classifications. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications on a monthly basis. At June 30, 1999, the Bank had no assets classified as loss or doubtful, $10,000 of assets classified as substandard and $915,000 of assets designated as special mention.

     In extending credit, the Bank recognizes that losses will occur and that the risk of loss will vary with, among other things, the type of credit being extended, the creditworthiness of the obligor over the term of the obligation, general economic conditions and, in the case of a secured obligation, the quality of the security. It is management's policy to maintain allowances for losses based on, among other things, regular reviews of delinquencies and credit portfolio quality, character and size, the Bank's and the industry's historical and projected loss experience and current and forecasted economic conditions. The Bank increases its allowance for loan losses by charging provisions for losses against the Bank's income. Federal examiners may disagree with an institution's allowance for loan losses.

     Management actively monitors the Bank's asset quality and charges off loans against the allowance for losses on such loans and makes additional loss provisions in its discretion. Although management believes it uses the best information available to make determinations with respect to the allowance for losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     The Bank's methodology for maintaining the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not yet been identified. Management conducts regular reviews of the Bank's assets and evaluates the adequacy of its allowance for loan losses based on an assessment of risk in the Bank's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value or net realizable value of the security.

     At the date of foreclosure or other repossession, the Bank transfers the property to real estate acquired in settlement of loans at the lower of recorded investment in the loan or fair value, net of estimated cost of disposition. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through an appraisal at the time of foreclosure. Any amount of the recorded investment in the loan in excess of fair value is charged-off against the allowance for loan losses. Subsequent to foreclosure, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate may be recorded if certain conditions are met. At June 30, 1999, the Bank had no properties acquired in settlement of loans.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                          Year Ended June 30,
                                                    ----------------------------
                                                       1999               1998
                                                       ----               ----
                                                            (In thousands)

Balance at beginning of period.................$         76         $         76
Charge-offs....................................          (5)                  --
Recoveries.....................................          --                   --
Provision for loan losses......................          27                   --
                                               ------------         ------------
Balance at end of period.......................$         98         $         76
                                               ============         ============
Ratio of net charge-offs during the
  period to average loans outstanding
  during the period............................       0.00%                0.00%
                                               ============         ============

     The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                         At June 30,
                                            ----------------------------------------------------------------------
                                                         1999                                  1998
                                            --------------------------------     ---------------------------------
                                                               Percent of                           Percent of
                                                                Loans in                             Loans in
                                                                Category                             Category
                                                                to Total                             to Total
                                               Amount             Loans              Amount           Loans
                                               ------             -----              ------           -----
                                                                   (Dollars in thousands)

Real estate loans:
  One-to four-family residential.......     $        55               87.17%      $     48               88.77%
  Non-residential......................              --                0.72             --                0.52
Consumer and savings account loans.....              43               12.11             28               10.71
     Total allowance for loan losses...     $        98              100.00%      $     76              100.00%

     The Bank ceases accrual of interest on a loan when payment on the loan is delinquent in excess of 90 days. Income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments has been reestablished, in which case the loan is returned to accrual status.

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                         At June 30,
                                              -------------------------------
                                                      1999             1998
                                                      ----             ----
                                                       (Dollars in thousands)

Loans accounted for on a non-accrual basis:(1)
 Real estate loans:
    One- to four-family residential..............  $       6         $      11
     Non-residential.............................         --                --
Consumer and savings account loans...............          4                --
Other loans......................................         --                --
                                                   ---------         ---------
   Total.........................................  $      10         $      11
                                                   =========         =========
Accruing loans which are contractually
  past due 90 days or more:
  Real Estate loans:
  One- to four-family residential................  $      --         $      --
  Non-residential................................         --                --
Consumer and savings account loans...............         --                --
Other loans......................................         --                --
                                                   ---------         ---------
   Total.........................................  $      --         $      --
                                                   =========         =========
   Total of non-accrual and accruing loans
   90 days past due loans........................  $      10         $      11
                                                   =========         =========
Percentage of total loans........................       0.02             0.03%
                                                   =========         =========
Other non-performing assets(2)...................  $      --         $      --
                                                   =========         =========
Percentage of total assets.......................      0.01%             0.01%
                                                   =========         =========
------------------
(1) The Bank ceases accrual of interest on a loan when payment on the loan is delinquent in excess of 90 days. Income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments has been reestablished, in which case the loan is returned to accrual status.

(2) Other non-performing assets may include real estate or other assets acquired by the Bank through foreclosure or repossession. Real estate owned is recorded at the lower of the recorded investment in the loan or fair value of the property, less estimated costs of disposition.

     Interest income foregone on non-accrual loans was considered insignificant for the year ended June 30, 1999.

     At June 30, 1999, management had identified no loans which were not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms.

INVESTMENT ACTIVITIES

     The Bank is permitted under federal law to make certain investments, including investments in securities issued by FNMA, FHLMC, GNMA, various federal agencies and state and municipal governments, deposits at the FHLB of Atlanta, certificates of deposits in federally insured institutions, certain bankers' acceptances and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB of Atlanta stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings institutions are required to maintain. For additional information, see "Regulation -- Regulation of the Bank -- Liquidity Requirements."

     The Bank invests in investment securities in order to diversify its assets, manage cash flow and interest rate risk, obtain yield and maintain the minimum levels of qualified and liquid assets required by regulatory authorities. The investment activities of the Bank consist primarily of investments in mortgage-backed securities, U.S. Treasury and U.S. Government agency securities and other securities. Investment decisions are generally made by the President of the Bank and are ratified by the Board of Directors. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank's investment policy. The Bank's investment policy does not permit the Bank to invest in any futures, options or high risk mortgage derivatives, including residual interests in collateralized mortgage obligations and other real estate mortgage investment conduits, stripped mortgage-backed securities and other investments that exhibit a high degree of price volatility.

     Securities designated as "available for sale" are carried at their fair value with unrealized gains or losses, net of tax effect, recognized in equity. Securities designated as held to maturity are carried at amortized cost. At June 30, 1999, investment securities with an aggregate amortized cost of $21.7 million and an aggregate fair value of $21.4 million were included in the portfolio of securities designated as available for sale. The aggregate impact on equity was an decrease of approximately $334,000 for the year ended June 30, 1999. Securities designated as "held to maturity" are those assets which the Bank has the ability and management has the intent to hold to maturity. Upon acquisition, securities are classified as to the Bank's intent. For additional information, see Notes 8 and 9 of Notes to Consolidated Financial Statements in the Annual Report filed as Exhibit 13 of this report.

     Mortgage-Backed Securities. The Bank maintains a substantial portfolio of mortgage-backed securities in the form of GNMA, FHLMC and FNMA participation certificates. GNMA, FHLMC and FNMA certificates are each guaranteed by their respective agencies as to principal and interest, and GNMA certificates are backed by the full faith and credit of the U.S. Government. Mortgage-backed securities generally entitle the Bank to receive a pro rata portion of the cash flows from an identified pool of mortgages. Although mortgage-backed securities generally yield less than the loans which are exchanged for such securities, they present substantially lower credit risk, they are more liquid than individual mortgage loans, and they may be used to collateralize obligations of the Bank. In addition, the Bank's portfolio of mortgage-backed securities qualify as "Qualified Thrift Investments" for purposes of determining the Bank's compliance with the "Qualified Thrift Lender" test and may also be considered for purposes of meeting certain definitional tests prescribed by the Internal Revenue Code which entitle thrift institutions to favorable tax treatment. See "Regulation -- Regulation of the Bank -- Qualified Thrift Lender Test" and " -- Taxation -- Federal Income Taxation."

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

     The Bank's mortgage-backed securities portfolio consists primarily of seasoned fixed-rate and adjustable rate mortgage-backed securities. At June 30, 1999, the Bank had $29.1 million in mortgage-backed securities (representing 30.0% of total assets) which are considered to be held to maturity and which are insured or guaranteed by FNMA, FHLMC or GNMA.

     Agency Notes. The Bank has also invested in notes issued by the FHLB, FHLMC and FNMA. Such notes had an aggregate balance of $9.5 million at June 30, 1999 and are neither insured nor guaranteed by the United States. The issuing agency has the right to prepay such notes at face value at certain pre-established dates. The weighted average maturity and coupon rate of the Bank's agency notes were 74 months and 6.2516%, respectively, at June 30, 1999.

     The following table sets forth the carrying value of the Bank's investment portfolio at the dates indicated.

                                                         At June 30,
                                                ------------------------------
                                                    1999            1998
                                                    ----            ----
                                                       (In thousands)

Securities available for sale:(1)

  U.S. Treasury securities:.....................$     5,306    $     7,938
  U.S. Government agency securities.............     15,321         13,506
  Federal Home Loan Bank stock..................        724            795
                                                -----------    -----------
    Total securities available for sale.........$    21,351    $    22,239
                                                ===========    ===========
Securities held to maturity:(2)

  U.S. Treasury securities:.....................$        --    $        --
  U.S. Government agency securities.............     23,706         34,077
                                                -----------    -----------
    Total securities held to maturity...........$    23,706    $    34,077
                                                ===========    ===========
Total securities................................$    45,057    $    56,316
                                                ===========    ===========

---------------
(1) The carrying value is the approximate fair value of the security at each reporting date.
(2) The carrying value is the amortized cost of the security at each reporting date.

     The  following  table  sets  forth  information   regarding  the  scheduled
maturities, amortized costs, fair values and weighted average yields for the Bank's investment securities at June 30, 1999.

                                      One Year or Less         One to Five Years         Five to Ten Years
                                    ---------------------    ---------------------    ----------------------
                                    Carrying   Average       Carrying   Average       Carrying    Average
                                      Value      Yield         Value      Yield         Value       Yield
                                      -----      -----         -----      -----         -----       -----
                                                             (Dollars in Thousands)

Securities available for sale:(1)
 U.S. treasury securities......     $ 1,000         6.4%     $  4,317      5.7%     $     --         --%
 U.S. Government agency
  Securities...................          --          --         6,243      6.0         5,595        6.8
 Federal Home Loan Bank stock..         724         7.3            --       --            --         --
                                    -------         ---      --------      ---      --------        ---
Total securities available for sale $ 1,724         6.7%     $ 10,560      5.9%     $  5,595        6.8%
                                    =======         ===      ========      ===      ========        ===

Securities held to maturity:(2)
 U.S. Government agency
  Securities...................     $    --          --%     $  2,840      8.0%     $ 13,553        6.9%
                                    -------         ---      --------      ---      --------        ---
Total securities available for sale $ 1,724         6.7%     $ 13,400      6.3%     $ 19,148        6.8%
                                    =======         ===      ========      ===      ========        ===

(continued from above)

                                           More than Ten Years          Total Investment Portfolio
                                          ---------------------     -----------------------------------
                                          Carrying   Average          Amortized    Fair       Average
                                            Value      Yield            Cost       Value       Yield
                                            -----      -----            ----       -----       -----
                                                            (Dollars in Thousands)

Securities available for sale:(1)
 U.S. treasury securities......         $     --        --%       $   5,317     $  5,306         5.8%
 U.S. Government agency
  Securities...................            3,806       6.6           15,644       15,321         6.3
 Federal Home Loan Bank stock..               --        --              724          724         7.3
                                        --------       ---        ---------     --------         ---
Total securities available for sale     $  3,806       6.6%       $  21,685     $ 21,351         6.3%
                                        ========       ===        =========     ========         ===

Securities held to maturity:(2)
 U.S. Government agency
  Securities...................         $  7,313       7.5%       $  23,706     $ 23,647         7.2%
                                        --------       ---        ---------     --------         ---
Total securities available for sale     $ 11,119       7.2%       $  45,391     $ 44,998         6.8%
                                        ========       ===        =========     ========         ===

--------------------
(1) Carrying values of securities available for sale is their approximate fair value at the reporting date. Average yield on securities available for sale is based on their amortized historical costs at the reporting date.
(2) Carrying values of securities held to maturity is their amortized historical cost at their reporting date. Average yield on securities held to maturity is based on their amortized historical cost at the reporting date.

     For additional information, see Notes 8 and 9 of Notes to Consolidated Financial Statements in the Annual Report filed as Exhibit 13 to this report.

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, interest payments and maturing investments. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by prevailing market interest rates and money market conditions.

     Deposits. The Bank attracts deposits principally from within its market area by offering a variety of deposit instruments, including regular checking, passbook, statement savings accounts and certificates of deposit which range in term from seven days to ten years. Deposit terms vary, principally on the basis of the minimum balance required, the length of time the funds must remain on deposit and the interest rate. The Bank also offers Individual Retirement Accounts ("IRAs").

     The Bank's policies are designed primarily to attract deposits from local residents through the Bank's branch network rather than from outside the Bank's market area. The Bank's interest rates, maturities, service fees and withdrawal penalties on deposits are established by management on a periodic basis. Management determines deposit interest rates and maturities based on the Bank's funds acquisition and liquidity requirements, the rates paid by the Bank's competitors, the Bank's growth goals and applicable regulatory restrictions and requirements. The Bank does not solicit deposits from brokers and currently does not bid for public unit funds.

     The Bank plans to remain competitive in its primary market area by introducing new products and services which include various checking account products, enhancements to the savings portfolio, offering competitive interest rates and fees, and to attract new customers by providing full service banking.

     Deposits in the Bank as of June 30, 1999 were represented by the various programs described below.

   Interest           Minimum                                               Minimum                    Percentage of
     Rate              Term                       Category                   Amount       Balances     Total Savings
     ----              ----                       --------                   ------       --------     -------------
                                                                                       (In thousands)
  1.97307%      None                 NOW Accounts                         $     100     $     407           0.51%
  2.74327       None                 Passbook Statement Accounts                100         4,533           5.69
  3.93221       None                 Gold Star Savings Account                  100         1,180           1.48
  4.62542       None                 Money Market Deposit Account             1,500           393           0.49
  2.47121       None                 High Yield Account                         100         3,009           3.77
  2.24968       None                 Best Checking Account                       50           224           0.28
  1.94381       None                 Merit Checking                              50           707           0.89
  2.25006       None                 Classic 55 Checking                         50         1,930           2.42
  0.00000       None                 Free Checking                               --           105           0.13
  0.00000       None                 Business Checking                           50            56           0.07
  2.04188       None                 First Checking                              50           984           1.23

                                     Certificates of Deposit
                                     -----------------------

  2.00000       91 Days              3-Month Money Market                     1,000             7           0.01
  2.79810       5 Month              Fixed Term, Fixed Rate                   1,000           298           0.37
  4.36455       182 Days             6-Month Money Market                     1,000         4,567           5.73
  3.08774       7 Month              Fixed Term, Fixed Rate                   1,000           212           0.27
  4.62021       8 Month              Fixed Term, Fixed Rate                   1,000         4,679           5.87
  3.15311       9 Month              Fixed Term, Fixed Rate                   1,000           659           0.83
  4.44752       10 Month             Fixed Term, Fixed Rate                   1,000         1,868           2.34
  4.38021       12 Month             Fixed Term, Fixed Rate                   1,000         1,869           2.34
  4.73898       14 Month             Fixed Term, Fixed Rate                   1,000        15,071          18.90
  5.13970       18 Month             Fixed Term, Fixed Rate                   1,000         3,425           4.30
  5.09234       18 Month-IRA         Fixed Term, Fixed Rate - IRA               250         4,479           5.62
  4.66243       20 Month             Fixed Term, Fixed Rate                   1,000         3,455           4.33
  5.39428       24 Month             Fixed Term, Fixed Rate                   1,000         4,217           5.29
  5.21805       30 Month             Fixed Term, Fixed Rate                   1,000         1,840           2.31
  5.59240       36 Month             Fixed Term, Fixed Rate                   1,000         3,965           4.97
  5.85175       48 Month             Fixed Term, Fixed Rate                   1,000         2.319           2.91
  5.77942       60 Month             Fixed Term, Fixed Rate                   1,000         5,359           6.72
  5.71195       72 Month             Fixed Term, Fixed Rate                   1,000           926           1.16
  5.14543       96 Month             Fixed Term, Fixed Rate                   1,000            37           0.05
  5.77269       120 Month            Fixed Term, Fixed Rate                   1,000           796           1.00
  4.33800       3-Month-State        Fixed Term, Fixed Rate                   1,000         1,325           1.66
  5.32271       Negotiated           Negotiated Jumbo                       100,000           155           0.19
  5.18202       11 Month             Fixed Term, Fixed Rate                   1,000         4,365           5.47
  5.29362       17 Month             Fixed Term, Fixed Rate                   1,000           315           0.40
                                                                                        ---------         ------
                                                                   Total................$  79,734         100.00%
                                                                                        =========         ======

     The following tables set forth the average balances and average interest rates paid based on month-end balances for deposits in the Bank as of the dates indicated.

                                                                Year Ended June 30,
                              ----------------------------------------------------------------------------------------
                                                1999                                          1998
                              ------------------------------------------    ------------------------------------------
                                             Interest-                                     Interest-
                                              Bearing                                       Bearing
                               Passbook       Demand      Certificates       Passbook       Demand      Certificates
                                Savings      Deposits      of Deposit         Savings      Deposits      of Deposit
                                -------      --------      ----------         -------      --------      ----------
                                                             (Dollars in thousands)
Average balance..........     $  5,119     $    8,759     $   67,757        $    7,210   $    7,829     $     73,157
Average interest rate....         3.39%          2.82%          5.35%             2.85%        3.07%            5.65%

     The following table sets forth the certificates of deposit in the Bank classified by rates at the dates indicated.

                                                    At June 30,
                                           ------------------------------
                                               1999             1998
                                               ----             ----
                                                  (In thousands)

  2.00 - 4.00%....................         $    7,490        $      310
  4.01 - 6.00%....................             57,546            68,465
  6.01 - 8.00%....................              1,048             3,553
  8.01 - 10.00%...................                122               122
                                           ----------        ----------
                                           $   66,206        $   72,450
                                           ==========        ==========

     The following table indicates the amount of the certificates of deposit of $100,000 or more in the Bank by time remaining until maturity at June 30, 1999.

                                                   Certificates
                 Maturity Period                   of Deposits
                 ---------------                   --------------
                                                   (In thousands)

  Three months or less....................       $      3,010
  Over three through six months...........              1,291
  Over six through 12 months..............              1,679
  Over 12 months..........................              3,649
                                                 ------------
       Total..............................       $      9,629
                                                 ============

     Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investment and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank does not have any borrowings from the FHLB, and management currently does not expect to borrow from the FHLB in the future.

SUBSIDIARY ACTIVITIES

     Federally chartered savings institutions are permitted to invest up to 2% of their assets in subsidiary service corporations, plus an additional 1% in subsidiaries engaged in specific community purposes. Under such limitation, as of June 30, 1999, the Bank was authorized to invest approximately $1.9 million in the stock of or loans to subsidiaries. The Bank currently does not have a subsidiary.

                                   REGULATION

GENERAL

     As a federal savings institution, the Bank is subject to regulation, supervision and regular examination by the OTS. Federal banking laws and regulations control, among other things, the Bank's required reserves, investments, loans, mergers and consolidations, payment of dividends and other aspects of the Bank's operations. The deposits of the Bank are insured by the Savings Association Insurance Fund ("SAIF") administered by the FDIC to the maximum extent provided by law ($100,000 for each depositor). In addition, the FDIC has certain regulatory and examination authority over OTS-regulated savings institutions and may recommend enforcement actions against savings institutions to the OTS. The supervision and regulation of the Bank is intended primarily for the protection of the deposit insurance fund and depositors.

     As a savings institution holding company, the Company is subject to OTS regulation, examination, supervision and reporting requirements. The Company also is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission under the federal securities laws.

     The following discussion summarizes certain of the statutes, rules and regulations affecting the Bank and the Company. A number of other statutes and regulations have an impact on their operations. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

REGULATION OF THE BANK

     Regulatory Capital. The OTS's capital adequacy regulations require savings institutions such as the Bank to meet three minimum capital standards: a "core" capital requirement of between 3% and 5% of adjusted total assets, a "tangible" capital requirement of 1.5% of adjusted total assets, and a "risk-based" capital requirement of 8% of total risk-based capital to total risk-weighted assets. In addition, the OTS has adopted regulations imposing certain restrictions on savings institutions that have a total risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total assets of less than 4% (or 3% if the institution is rated composite 1 under the CAMELS examination rating system). See "--Prompt Corrective Regulatory Action."

     At June 30, 1999, the Bank exceeded its tangible, core and risk-based regulatory capital requirements. For more information, see "Item 6. Management's Discussion and Analysis or Plan of Operation" and Note 4 of Notes to Consolidated Financial Statements.

     PROMPT CORRECTIVE REGULATORY ACTION. The Federal Deposit Insurance Act ("FDI Act") requires the federal banking regulators to take prompt corrective action in respect of depository institutions that do not meet certain minimum capital requirements, including a leverage limit and a risk-based capital requirement. The joint regulations of the federal banking agencies, including the OTS, classify insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards. Under the joint prompt corrective action regulations, a
"well-capitalized" institution is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a ratio of Tier 1 capital to total assets ("leverage ratio") of 5%. An "adequately capitalized" institution is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the institution has the highest composite examination rating. An institution not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which its capital levels are below these standards. An institution that falls within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions required by the FDI Act and the implementing regulations. As of June 30, 1999, the Bank was "well-capitalized" as defined by the regulations.

     QUALIFIED THRIFT LENDER TEST. The Home Owners' Loan Act ("HOLA") and OTS regulations require all savings institutions to satisfy one of two Qualified Thrift Lender ("QTL") tests or to suffer a number of sanctions, including restrictions on activities. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its Federal Home Loan Bank. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its Federal Home Loan Bank. In addition, the holding company of such an institution would similarly be required to register as a bank holding company with the Federal Reserve Board. At June 30, 1999, the Bank qualified as a QTL.

     LIMITATIONS ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. Under the OTS capital distribution regulations, a savings institution that qualifies for expedited treatment of applications by maintaining specified supervisory examination ratings and that is not otherwise restricted in making capital distributions may, without prior approval by the OTS, make capital distributions during a calendar year equal to its net income for such year plus its retained net income for the preceding two years. Capital distributions in excess of such amount are subject to prior OTS approval. In addition, even if a proposed capital distribution is less than the above limit, a savings institution must give notice to the OTS at least 30 days before declaration of a capital distribution to its holding company.

     Under the OTS's prompt  corrective  action  regulations,  the Bank would be prohibited from paying dividends if the Bank were classified as "undercapitalized" under such rules. See "--Prompt Corrective Regulatory Action." Further, earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of dividends or other distributions to the Bank without payment of taxes at the then current tax rate by Home Federal on the amount of earnings removed from the reserves for such distributions.

     TRANSACTIONS WITH AFFILIATES AND INSIDERS. Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company that is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case by case basis.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must generally be made on terms that are substantially the same as for loans to unaffiliated individuals.

     RESERVE REQUIREMENTS. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1999, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

     LIQUIDITY REQUIREMENTS. The Bank is required by OTS regulations to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, qualifying mortgage-related securities and mortgage loans, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage of its net withdrawable short-term savings deposits plus short-term borrowings. The current minimum liquid asset ratio required by the OTS is 4.0%. For the month ended June 30, 1999, the Bank was in compliance with the requirement, with an average daily liquidity ratio of 24.4%.

     FEDERAL HOME LOAN BANK SYSTEM. The FHLB System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement, with an investment in FHLB stock at June 30, 1999 of $724,000. Long-term FHLB advances may only be made for the purpose of providing funds for residential housing finance. In July 1999, the Bank obtained a short-term advance from the FHLB of Atlanta in the amount of $5.0 million.

REGULATION OF THE COMPANY

     The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries, which permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

     As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company were to acquire control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions on its activities under the HOLA unless such other association qualifies as a QTL and is acquired in a supervisory acquisition.

     If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company would be required to register as, and would become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

     The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured institution. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings institutions in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings institution.

TAXATION

     General. The Company and the Bank file a consolidated federal income tax return on a calendar year basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

     Federal Income Taxation. Savings institutions, such as the Bank, generally are subject to the provisions of the Internal Revenue Code of 1986, as amended, in the same manner as other corporations. For tax years beginning before December 31, 1995, however, by meeting certain definitional tests and other conditions prescribed by the Internal Revenue Code, thrift institutions could benefit from special deductions for annual additions to tax bad debt reserves with respect to loans. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally were loans secured by interests in improved real property, and "nonqualifying loans," which were all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience. The bad debt reserve deduction with respect to qualifying real property loans could be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). The Bank historically used whichever method resulted in the highest bad debt reserve deduction in any given year.

     Legislation enacted in August 1996 repealed the percentage of taxable income method of calculating the bad debt reserve. Savings institutions, like the Bank, which have previously used that method are required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method over a six-year period beginning with the first taxable year beginning after December 31, 1995. The start of such recapture may be delayed until the third taxable year beginning after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loan originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans.

     Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Bank have been treated the same as commercial banks. Institutions with $500 million or more in assets are able to take a tax deduction only when a loan is actually charged off. Institutions with less than $500 million in assets are still be permitted to make deductible bad debt additions to reserves, but only using the experience method. As a result, thrifts must recapture into taxable income the amount of their post-1987 tax bad debt reserves over a six-year period beginning after 1995. This recapture can be deferred for up to two years if the thrift satisfies a residential loan portfolio test. At June 30, 1999, the Bank's post-1987 tax bad debt reserve subject to recapture was approximately $144,000. The Bank recaptured approximately $41,000 of this reserve into taxable income in the year ended June 30, 1999. The recapture did not have any effect on the Bank's net income because the related tax expense had already been accrued.

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

     Earnings appropriated to the Bank's tax bad debt reserves and claimed as tax deductions will not be available for the payment of cash dividends or other distributions to the Company (including distributions made upon dissolution or liquidation), unless the Bank includes the amounts distributed in taxable income, along with the amounts deemed necessary to pay the resulting federal income tax. At June 30, 1999, the Bank had approximately $2.8 million of pre-1988 accumulated bad debt reserves for which federal income taxes have not been provided.

     For taxable years beginning after June 30, 1986, the Internal Revenue Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI exceeds an exemption amount. The Internal Revenue Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly-issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) for taxable years including 1987 through 1989, 50% of the excess of (i) the taxpayer's pre-tax adjusted net book income over (ii) AMTI (determined without regard to this latter preference and prior to reduction by net operating losses). For taxable years beginning after 1989, this latter preference has been replaced by 75% of the excess (if any) of (i) adjusted current earnings as defined in the Internal Revenue Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). For any taxable year beginning after 1986, net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum taxes may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and before 1992, corporations, including savings institutions, are also subject to an environmental tax equal to 0.12% of the excess of AMTI for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million. The Bank is not currently paying any amount of alternative minimum tax but may, depending on future results of operations, be subject to this tax.

     The Bank's federal income tax returns have not been examined by the regulatory authorities within the past five years. For additional information, see Note 13 of Notes to Consolidated Financial Statements in the Annual Report filed as Exhibit 13 to this report.

     State Taxation. The state of Alabama imposes a 6.0% excise tax on the earnings of financial institutions such as the Bank and the Company. The Company also is subject to the Delaware franchise tax.

EMPLOYEES

     As of June 30, 1999, the Company and the Bank had 27 full-time and two part-time employees, none of whom was represented by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

     The following table sets forth information regarding the Bank's offices at June 30, 1999.

                                                   Net Book                                Owned
                                       Year        Value at           Approximate            or
                                      Opened     June 30, 1999      Square Footage         Leased
                                      ------     -------------      --------------         ------
Main Office:
221 South 6th Street                   1968    $     197,794             6,500             Owned
Gadsden, Alabama  35901

Branch Offices:
202 Sand Mountain Drive                1965            2,441             1,405             Leased
Albertville, Alabama  35950

395 Gunter Avenue                      1971               69             1,000             Leased
Guntersville, Alabama 35976

390 W. Main Street                     1994            6,022             2,263             Leased
Centre, Alabama  35960

     The net book value of the Bank's investment in furnishings and equipment totaled $52,231 at June 30, 1999.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 1999, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated by reference to "Item
1. Description of Business - Regulation - Regulation of the Bank - Limitations on Capital Distributions" herein and "Market for Common Stock and Related Stockholder Matters" and Note 4 of the Notes to Consolidated Financial Statements in the portions of the Annual Report filed as Exhibit 13 to this report.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K

         (a)      The following exhibits are filed as part of this report.

  No.         Description
  ---       -----------

3.1 *       Certificate of Incorporation of The Southern Banc Company, Inc.

3.2 *       Bylaws of The Southern Banc Company, Inc.

4.1 *       Specimen Common Stock Certificate of The Southern Banc Company, Inc.

4.2 **      Rights Agreement

10.1 *** Employment Agreements between The Southern Banc Company, Inc. and First Federal Savings and Loan Association of Gadsden and James B. Little, Jr.

10.2 *** First Federal Savings and Loan Association of Gadsden Supplemental Executive Retirement Agreement

10.3 ****   The Southern Banc Company, Inc. 1996 Stock Option and Incentive Plan
            and trust

10.4 ****   First  Federal  Savings and Loan  Association of Gadsden  Management
            Recognition Plan and trust

10.5 *****  1997 Amendments to Employment Agreements  between the Southern  Banc
            Company, Inc. and First Federal Savings and Loan Association and James B. Little, Jr.

10.6 *****  Employment  Agreements  between The Southern Banc Company,  Inc. and
            First Federal Savings and Loan Association of Gadsden and Gates Little.

13 Annual Report to Stockholders. Except for these portions of the Annual Report to Stockholders which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed "filed" as part of this report.

21          Subsidiaries

23          Consent of Arthur Andersen LLP

27          Financial Data Schedule (SEC use only)

----------------
*        Incorporated by reference to Registration Statement on Form 8-A
         (No. 1-13964).
**       Incorporated by reference to Current Report on Form 8-K dated
         July 15, 1999.
***      Incorporated by reference to Registration Statement on Form S-1
         (No. 33-93218).
****     Incorporated by reference to Registration Statement on Form S-8
         (No. 333-3546).
***** Incorporated by reference to Annual Report on Form 10-KSB for fiscal year ended June 30, 1998

     (b) Reports on Form 8-K. There were no Current Reports on Form 8-K filed during the last quarter of fiscal year 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the date indicated below.

                              THE SOUTHERN BANC COMPANY, INC.

Date:  September 24, 1999     By:/s/ James B. Little, Jr.
                                 -----------------------------------------------
                                 James B. Little, Jr.
                                 Chairman, President and Chief Executive Officer (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below as of the date indicated above.

By:  /s/ James B. Little                      By:  /s/ Thomas F. Dowling
     ---------------------------------             ----------------------------
      James B. Little                              Thomas F. Dowling
      Chairman, President and Chief                Director
      Executive Officer (Director and
      Principal Executive, Financial
      and Accounting Officer)

By:  /s/ Craig G. Cantrell                    By:  /s/ W. Roscoe Johnson, III
     ---------------------------------             ----------------------------
      Craig G. Cantrell                            W. Roscoe Johnson, III
      Director                                     Director

By:  /s/ Grady Gillam                         By:  /s/ Gates Little
     ---------------------------------             ----------------------------
      Grady Gillam                                 Gates Little
      Director                                     Director

By:  /s/ Rex G. Keeling, Jr.                  By:  /s/ Fred Taylor
     ---------------------------------             ----------------------------
      Rex G. Keeling, Jr.                          Fred Taylor
      Director                                     Director