Form 10QSB
period 1999-09-30
SOUTHERN BANC CO INC
filed 1999-11-10
CIK 946453

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999


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


As of September 30, 1999, there were 1,055,098 shares of the registrant's Common Stock, par value $0.01 per share, issued and outstanding.


     Transitional small business disclosure format (check one): Yes No X

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         THE SOUTHERN BANC COMPANY, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Dollar Amounts in Thousands)

                                                               September 30,              June 30,
                                                                  1999                      1999
                                                              -------------             -------------
                                                              (Unaudited)

ASSETS

CASH AND CASH EQUIVALENTS                                     $        6,717        $        8,681

SECURITIES AVAILABLE FOR SALE                                         26,144                21,350
SECURITIES HELD TO MATURITY,
    fair values of $26,570 and $23,646, respectively                  26,620                23,707
LOANS RECEIVABLE, net                                                 42,171                42,109
PREMISES AND EQUIPMENT, net                                              252                   259
ACCRUED INTEREST AND DIVIDENDS RECEIVABLE                                666                   588
PREPAID EXPENSES AND OTHER ASSETS                                        201                   181
                                                              ---------------       ---------------
TOTAL ASSETS                                                  $      102,771        $       96,875
                                                              ===============       ===============

LIABILITIES

DEPOSITS                                                      $       80,683        $       79,734
OTHER LIABILITIES                                                      5,536                   496
                                                              ---------------       ---------------
TOTAL LIABILITIES                                                     86,219                80,230

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $.01 per share
  500,00 shares authorized, shares issued
  and outstanding-- none                                                   0                     0
Common stock, par value $.01 per share,
  1,454,750 shares issued, 3,500,000 authorized.                          15                    15
Treasury stock, at cost, 399,652 and 380,652 shares,
  respectively                                                        (5,223)               (4,991)
Additional paid-in capital                                            13,689                13,684
Unearned ESOP compensation                                            (1,463)               (1,532)
Retained Earnings                                                      9,763                 9,684
Unrealized gain on securities available for sale, net                   (229)                 (215)
                                                              ---------------       ---------------
TOTAL STOCKHOLDERS' EQUITY                                            16,552                16,645
                                                              ---------------       ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $      102,771        $       96,875
                                                              ===============       ===============

The accompanying notes are an integral part of these condensed consolidated statements.

                         THE SOUTHERN BANC COMPANY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollar Amounts in Thousands, except per share data)

                                                                  Three Months Ended
                                                                     September 30,
                                                              ----------     ----------
                                                                 1999           1998
                                                              ----------     ----------
                                                              (Unaudited)    (Unaudited)

INTEREST INCOME:
  Interest and fees on loans                                 $    786       $      793
  Interest and dividends on securities available for sale         362              351
  Interest and dividends on securities held to maturity           446              615
  Other interest income                                           117               83
                                                             ---------      -----------
             Total interest income                              1,711            1,842

INTEREST EXPENSE:
  Interest on deposits                                            973            1,146
                                                             ---------      -----------
              Net interest income                                 738              696
  Provision for loan losses                                         0                0
                                                             ---------      -----------
              Net interest income after provision
                for loan losses                                   738              696
                                                             ---------      -----------
NON-INTEREST INCOME:
   Fees and other non-interest income                              30               31
                                                             ---------      -----------

NON-INTEREST EXPENSE:
  Salaries and employee benefits                                  340              318
  Office building and equipment expenses                           69               63
  Deposit insurance expense                                        12               13
  Other operating expense                                         106               94
                                                             ---------      -----------
           Total non-interest expense                             527              488
                                                             ---------      -----------
  Income before income taxes                                      241              239

PROVISION FOR INCOME TAXES                                         85               82
                                                             ---------      -----------
            Net Income                                       $    156       $      157
                                                             =========      ===========

EARNINGS PER SHARE-BASIC                                     $   0.17       $     0.15
EARNINGS PER SHARE- DILUTED                                  $   0.17       $     0.14

DIVIDENDS DECLARED PER SHARE                                 $  0.875       $    0.875

The accompanying notes are an integral part of these condensed consolidated statements.

                         THE SOUTHERN BANC COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)

                                                                                     For The Three Months Ended
                                                                                             September 30,
                                                                                        1999             1998
                                                                                    -------------    ------------
                                                                                     (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                   $         156       $       157
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
              Depreciation                                                                 10                 9
              Amortization (accretion), net                                                (7)              (12)
              Amortization of unearned compensation                                        91                85
              Provision for loan losses                                                     0                 0
              Change in assets and liabilities:
              (Increase) decrease in accrued interest &  dividends receivable             (79)               85
              (Increase) decrease in other assets                                         (19)              (84)
              (Increase) decrease in other liabilities                                     35                96
                                                                                 -------------       -----------
                    Total adjustments                                                      32               179
                                                                                 -------------       -----------
                    Net cash provided by (used in) operating activities                   188               336
                                                                                 -------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available for sale                                          (6,169)           (3,090)
   Proceeds from maturities and principal payments on
       securities available for sale                                                    1,364             4,878
   Purchases of securities held to maturity                                            (4,500)           (2,780)
   Proceeds from maturities and principal payments on
        securities held to maturity                                                     1,584             3,760
   Net loan (originations) repayments                                                     (62)             (440)
   Capital expenditures                                                                    (4)              (10)

                                                                                 -------------       -----------
                    Net cash provided by (used in) investing activities                (7,787)            2,318
                                                                                 -------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in deposits, net                                                  949               495
    Increase (decrease) in advance payments by borrowers
        for taxes and insurance                                                            12                 6
    Dividends paid                                                                        (77)              (92)
    Contributions to plan trusts                                                          (17)              (16)
    Proceeds from exercise of stock options                                                 0                 0
    Purchase of treasury stock                                                           (232)                0
    Increase (decrease) in FHLB Advances                                                5,000                 0
                                                                                 -------------       -----------
                    Net cash provided by financing activities                           5,635               393

     Net increase (decrease) in cash and cash equivalents                              (1,964)            3,047
                                                                                 -------------       -----------
  CASH AND CASH EQUIVILENTS, beginning of period                                        8,681             6,422
                                                                                 -------------       -----------
  CASH AND CASH EQUIVILENTS, end of period                                      $       6,717       $     9,469
                                                                                 =============       ===========
  SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for:
             Income taxes                                                       $          85       $         0
                                                                                 =============       ===========
             Interest                                                           $         921       $     1,146
                                                                                 =============       ===========
        Non-cash transactions:
          Change in unrealized net gain on securities available for sale, net   $         (14)      $       139
                                                                                 =============       ===========

                         THE SOUTHERN BANC COMPANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 1999 and June 30, 1999, and for the three month period ended September 30, 1999 and 1998, include the accounts of the Company, the Bank, and First Service Corporation of Gadsden. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three months ended September 30, 1999 and 1998. Results of operations for the current interim period are not necessarily indicative of results expected for the entire fiscal year.

While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1999. The accounting policies followed by the Company are set forth in the summary of significant accounting policies in the Company's June 30, 1999 consolidated financial statements.

2.  RETIREMENT AND SAVINGS PLANS

Employee Stock Ownership Plan

The Bank has an employee stock ownership plan (the "ESOP") for eligible employees. The ESOP purchased 116,380 shares of the Company's common stock with the proceeds of a $1,163,800 note payable from the Bank and secured by the Common Stock owned by the ESOP. Unearned compensation for the ESOP was charged to stockholders' equity and is reduced ratably in connection with principal payments under the terms of the plan. Unearned compensation is amortized into compensation expense based on employee services rendered in relation to shares which are committed to be released.

Management Recognition Plan

The Bank's MRP provides for awards of common stock to directors and officers of the Bank. A trust was formed for the purpose of purchasing shares of stock in the open market for future awards of stock options under the MRP Plan. The aggregate fair market value of the shares purchased by the MRP is considered unearned compensation at the time of purchase and compensation is earned ratably over the stipulated vesting period. Unearned compensation related to the MRP is shown as a reduction to shareholders' equity in the accompanying consolidated statements of condition. The Plan held 29,404 shares at September 30, 1999.

Stock Option and Incentive Plan

The Company has a stockholder approved Option and Incentive Plan (the "Option Plan"). The Option Plan provides for the grant of incentive stock options (ISO's) to employees and non-incentive stock options (non-ISO's) to non-employee directors. The exercise price is based on the market price of the common stock on the date of grant. A trust was formed for the purpose of purchasing shares of stock in the open market for issuance upon future exercises of stock options under the Option Plan. The Plan held 51,308 shares at September 30, 1999.

Simplified Employee Pension Plan

The Company established a Simplified Employee Pension Plan ("SEP") for all employees who have completed one year of service, pursuant to Section 408(k) of the Internal Revenue Code of 1986. The Company makes a discretionary contribution to the SEP on an annual basis.

3.  EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three-month periods ended September 30, 1999 and 1998. Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the MRP and Stock Option plan trusts. Diluted earnings per share for the three month periods ended September 30, 1999 and 1998, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the MRP and the Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the earnings per share calculations for the three months ended September 30, 1999 and 1998, accompanied by the effect of this accounting change on previously reported earnings per share:

For the Three Months Ended:
--------------------------                                                               Earnings
September 30, 1999                                            Income        Shares       Per Share
Net Income                                              $     156,000
                                                        --------------
Basic earnings per share:
     Income available to common shareholders                  156,000       910,221     $  0.17
                                                                                        ---------
Dilutive Securities:
     Management recognition plan shares                                      16,309
      Stock option plan shares                                                    0
                                                        --------------   ------------
Dilutive earnings per share:
      Income available to common shareholders
        plus assumed conversions                        $     156,000       926,530     $  0.17
                                                        --------------   ------------   ---------


September 30, 1998

Net Income                                              $     157,000
                                                        --------------
Basic earnings per share:
     Income available to common shareholders                  157,000     1,078,596     $  0.15
                                                                                        ---------
Dilutive Securities:
     Management recognition plan shares                                      24,449
      Stock option plan shares                                               23,248
                                                                        ------------
Dilutive earnings per share:
      Income available to common shareholders
        plus assumed conversions                        $     157,000     1,126,293     $  0.14
                                                        --------------  ------------    ---------

4.  COMPREHENSIVE INCOME

The Company has classified certain securities as available for sale in accordance with Financial Accounting Standards Board Statement No. 115. For the three month period ended September 30, 1999 the net unrealized gain on these securities increased by approximately $14,000. For the three month period ended September 30, 1998 the net unrealized gain on these securities decreased by $139,000.

Pursuant to Statement No.115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. Accordingly, for the three-month periods ended September 30, 1999 and 1998, the Company recognized a corresponding adjustment in the net unrealized gain component of equity.

Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income for the three-month periods ended September 30, 1999 and 1998:

                                                           Three Months
                                                              Ended
                                                           September 30,
                                                        -------------------
                                                          1999        1998
                                                          ----        ----

Net income                                              $   156     $  157
Other comprehensive income (loss), net of tax:
     Unrealized gain (loss) on securities                  (229)       139
Comprehensive income (loss)                             $  ( 73)    $  296

5.  SHAREHOLDER RIGHTS PLAN

In July 1999, the Board of Directors of the Company adopted a shareholder rights plan (the "Plan") and declared a dividend distribution of one common stock purchase right (a "Right") on each outstanding share of the Company's Common Stock.

The Plan is designed to protect the Company's stockholders against certain unsolicited attempts to acquire the Company. The Plan is not intended to prevent an acquisition of the Company in which all stockholders are offered a fair price for all of their shares.

The Rights were issued to stockholders of record at the close of business on August 2, 1999, and they expire on July 15, 2009. The Rights automatically trade with the Common Stock.

The Rights would only become exercisable if one of the following were to occur:

(i) a public announcement that a person has acquired 15% or more of the outstanding Common Stock;

(ii) the commencement of, or announcement of an intention to make, a tender offer that would result in the acquisition by a person or group of 15% or more of the outstanding Common Stock; or

(iii) the Company's Board of Directors declares a 10% or greater stockholder to be an "Adverse Person," as defined in the Plan.

The Rights do not interfere with the Company's business plans or affect its financial position. The issuance of the Rights had no dilutive effect, will not affect earnings per share, were not taxable to stockholders or the Company, and did not change the way in which the Common Stock is traded on the American Stock Exchange. Depending on individual circumstances, stockholders may recognize taxable income, but only when (and if) the Rights become exercisable or upon the occurrence of certain events thereafter.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Southern Banc Company, Inc. (the "Company") was incorporated in the State of Delaware in May 1995 for the purpose of becoming a holding company to own all of the outstanding capital stock of The Southern Bank Company ("Bank"), formerly the First Federal Savings & Loan Association of Gadsden.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30 AND JUNE 30, 1999.

Total assets increased approximately $5,896,000 or 6.09% from $96.9 million at June 30, 1999 to $102.8 million at September 30, 1999. During the period ended September 30, 1999, net loans increased approximately $62,000 or 0.15%, securities available for sale increased approximately $4.8 million or 22.45% and securities held to maturity increased approximately $2.9 million or 12.29%.

Cash and cash equivalents decreased approximately $2.0 million or 22.62% from $8.7 million to $6.7 million at September 30, 1999. The decrease in cash was primarily attributable to purchases of investment securities during the period ended September 30, 1999.

Accrued interest and dividends receivable increased approximately $78,000 or 13.27% from $588,000 at June 30, 1999 to $666,000 at September 30, 1999. Prepaid
expenses and other assets increased approximately $20,000 or 11.05% from $181,000 at June 30, 1999 to $201,000 at September 30, 1999. This increase was primarily attributable to an increase in prepaid expenses.

Total deposits increased approximately $949,000 or 1.19% from $79.7 million at June 30, 1999 to $80.7 million at September 30, 1999. Other liabilities during the period ended September 30, 1999 increased approximately $5,040,000 from $496,000 to $5,536,000. The increase in other liabilities was primarily attributable to an increase in short-term Federal Home Loan Advances in the amount of $5,000,000. The Federal Home Loan Advances are used for general and corporate purposes.

Total equity decreased approximately $93,000 or 0.56% from $16.65 million at June 30, 1999 to $16.55 million at September 30, 1999. This change was primarily attributable to an increase in retained earnings, additional paid-in capital, amortization of unearned compensation and unrealized gain on securities available for sale, offset in part by the payment of common stock dividends and treasury stock repurchases. Treasury stock at September 30, 1999 was $5.2 million.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

The Company reported net income for the three months ended September 30, 1999 of $156,000 compared with net income of $157,000 for the three months ended September 30, 1998.

Net Interest Income. Net interest income for the three months ended September 30, 1999 was $738,000 as compared to $696,000 for the three months ended September 30, 1998. Total interest income decreased approximately $131,000 or 7.11% for the three months ended September 30, 1999. This decrease was primarily attributable to the maturity of securities during the three-month period. Total interest expense decreased approximately $173,000 or 15.10% for the three months ended September 30, 1999 compared with the three months ended September 30, 1998.

Provision for Loan Losses. No provision for loan losses was deemed necessary in either of the three-month periods ended September 30, 1999 or 1998. The allowance for loan losses is based on management's evaluation of possible loan losses inherent in the Bank's loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Non-interest Income. Non-interest income decreased approximately $1,000 or 3.23% from $31,000 to $30,000 for the three month period ended September 30, 1999 compared to the three month period ended September 30, 1998.

Non-interest Expense. Non-interest expense increased approximately $39,000 or 7.99% for the three month period ended September 30, 1999 from $488,000 at September 30, 1998 to $527,000 at September 30, 1999. This increase was primarily attributable to an increase in salaries and employee benefits expense. Other operating expenses increased approximately $12,000 or 12.77% for the three-month periods ended September 30, 1999 as compared to the three-month period ended September 30, 1998. This increase was primarily attributable to operating expenses relating to the operation of the holding company and advertising expenses relating to the promotion of new products and services.

Provision for Income Taxes. For the three month period ended September 30, 1999, provision for income tax expense increased $3,000 or 3.66% as compared to the three-month period ended September 30, 1998.

Liquidity and Capital Resources. As a holding company, the Company conducts its business through its subsidiary, the Bank. The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's average liquidity ratio well exceeded the required maximums at and during the three month period ended September 30, 1999. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The  Bank's  primary  sources  of funds  are  deposits,  payment  of  loans  and mortgage-backed securities, maturities of investment securities and other investments. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank invests in short-term interest-earning assets which provide liquidity to meet lending requirements.

The Bank is  required to  maintain  certain  levels of  regulatory  capital.  At
September  30,  1999,   the  Bank  exceeded  all  minimum   regulatory   capital
requirements.

POSSIBLE YEAR 2000 COMPUTER PROGRAM PROBLEMS

A great deal of information has been disseminated about the global computer crash that may occur in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900. All of the significant data processing of the Bank that could be affected by this problem is provided by a third party service bureau. The service bureau of the Bank has advised the Bank that it has resolved this potential problem. However, if the service bureau has not resolved this potential problem, the Bank would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a material adverse impact on the financial condition and results of operations of the Bank.

Risks to the Company if its computer systems are not year 2000 compliant include the inability to process customer deposits or checks drawn on the Bank, inaccurate interest accruals and maturity dates of loans and time deposits, and the inability to update accounts for daily transactions. Other risks to the Company exist if certain of its vendors', suppliers' and customers' computer systems are not year 2000 compliant. These risks include the inability of the Bank to communicate with its third party service bureau if phone systems are not working, the interruption of business in the event of power outages, the inability of loan customers to comply with repayment terms if their businesses are interrupted, the inability to make payment for checks drawn on the Bank, receive payment for checks deposited by the Bank's customers, or invest excess funds if the FHLB or correspondent banks are not year 2000 compliant. The Company's most important mission critical system is the software and hardware responsible for maintaining and processing general ledger, deposits, and loan accounts. The Company's year 2000 Compliance and Contingency Plans are structured in accordance with regulatory guidelines. Remediation and testing efforts relating to the year 2000 were completed in December 1998. The Company has also contacted its key vendors, suppliers and customers to determine their year 2000 compliance.

Although the Company currently believes that it will be year 2000 compliant, the risk of system failures cannot be eliminated. Also, the Company cannot guarantee the performance of third parties as to which it has material relationships. The Company estimates that the cost of testing and updating its systems for year 2000 compliance will be approximately $5,000.

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

The economy in the Bank's market area includes a mixture of manufacturing and agriculture. For years the two major industrial employers were Goodyear Tire and Rubber Company and Gulf States Steel Corporation. On February 4, 1999, Goodyear Tire and Rubber Company announced that it would cut approximately 1,320 jobs by year-end as it ceases tire production at the Gadsden, Alabama plant. Recently, Goodyear announced that tire production would be reestablished at the Gadsden plant. Goodyear plans to recall approximately 1,300 laid off workers by year-end as truck and passenger tire production is restored. Approximately 200 workers will remain employed at the Gadsden facility to operate a rubber-mixing center and tire storage site. On July 1, 1999, Gulf States Steel Corporation, currently employing 1,800, filed for relief under Chapter 11 Bankruptcy. While the company is allowed to continue operations under Chapter 11, a significant negative impact would be felt in the Bank's market area in the event Gulf States is unable to overcome its financial problems. According to the Alabama Department of Industrial Relations, the unemployment rates for June 1999 in Etowah, Cherokee and Marshall Counties were 6.7%, 4.8% and 6.5%, respectively, as compared to 4.5% for the state of Alabama.

FORWARD-LOOKING STATEMENTS

Management's discussion and analysis includes certain forward-looking statements addressing, among other things, the Company's prospects for earnings, asset growth and net interest margin. Forward-looking statements are accompanied by, and identified with, such terms as "anticipates," "believes," "expects," "intends," and similar phrases. Management's expectations for the Company's future involve a number of assumptions and estimates. Factors that could cause actual results to differ from the expectations expressed herein include: substantial changes in interest rates, and changes in the general economy; changes in the Bank's strategies for credit-risk management, interest-rate risk management and investment activities. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At
         September 30, 1999, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         On October 21, 1999, The Southern Banc Company, Inc. announced a dividend in the amount of $.0875 per share on or about December 20, 1999 to stockholders of record at the close of business on November 19, 1999.

         On April 30, 1999, the Company announced that its Board of Directors had approved the repurchase of up to ten percent of its common stock, or approximately 116,880. These stock repurchases are independent from, and would be in addition to, stock purchases on behalf of the Company's stock benefit plans, if any. This program will be dependent upon market conditions, and there is no guarantee as to the exact number of shares to be repurchased by the Company.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
                  Exhibit 27 - Financial Data Schedule (SEC use only)

         (b)   Reports on Form 8-K
                  Current Report on Form 8-K dated July 15, 1999, reporting under Item 5 the adoption of a shareholder rights plan and a dividend distribution of one common stock purchase right on each outstanding share of the Company's common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE SOUTHERN BANC COMPANY



Date:  November 10, 1999         By: /s/ James B. Little, Jr.
                                     -------------------------------------------
                                     James B. Little, Jr.
                                     (Principal Executive and Financial Officer)