Form 10QSB
period 1999-12-31
SOUTHERN BANC CO INC
filed 2000-02-11
CIK 946453

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days: Yes |X| No ___

As of December 31, 1999, there were 1,033,498 shares of the registrant's Common Stock, par value $0.01 per share, issued and outstanding.

     Transitional small business disclosure format (check one): Yes No |X|

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         THE SOUTHERN BANC COMPANY, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Dollar Amounts in Thousands)

                                                         December 31,  June 30,
                                                             1999        1999
                                                             ----        ----

ASSETS

CASH AND CASH EQUIVALENTS                                $  13,187    $   8,681

SECURITIES AVAILABLE FOR SALE                               25,139       21,350
SECURITIES HELD TO MATURITY,
    fair values of $21,000 and $23,646, respectively        21,183       23,707
LOANS RECEIVABLE, net                                       41,683       42,109
PREMISES AND EQUIPMENT, net                                    255          258
ACCRUED INTEREST AND DIVIDENDS RECEIVABLE                      599          588
PREPAID EXPENSES AND OTHER ASSETS                              352          182
                                                         ---------    ---------
TOTAL ASSETS                                             $ 102,398    $  96,875
                                                         =========    =========
LIABILITIES

DEPOSITS                                                 $  80,546    $  79,734
OTHER LIABILITIES                                            5,452          496
                                                         ---------    ---------
TOTAL LIABILITIES                                           85,998       80,230

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $.01 per share
  500,00 shares authorized, shares issued
  and outstanding-- none                                         0            0
Common stock, par value $.01 per share,
  1,454,750 shares issued, 3,500,000 authorized                 15           15
Treasury stock, at cost, 421,252 and 380,652 shares,
  Respectively                                              (5,435)      (4,991)
Additional paid-in capital                                  13,687       13,684
Unearned ESOP compensation                                  (1,305)      (1,532)
Retained earnings                                            9,820        9,684
Unrealized gain on securities available for sale, net         (382)        (215)
                                                         ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                                  16,400       16,645
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 102,398    $  96,875
                                                         =========    =========

The accompanying notes are an integral part of these condensed consolidated statements.

                         THE SOUTHERN BANC COMPANY, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollar Amounts in Thousands, except per share data)

                                                                Three Months Ended               Six Months Ended
                                                                    December 31,                    December 31,
                                                               1999             1998            1999          1998
                                                               ----             ----            ----          ----
INTEREST INCOME:
  Interest and fees on loans                                  $      802     $      801     $    1,588     $     1,594
  Interest and dividends on securities available for sale            410            309            772             660
  Interest and dividends on securities held to maturity              447            577            893           1,192
  Other interest income                                              101             88            218             171
                                                              ----------     ----------     ----------     -----------
             Total interest income                                 1,760          1,775          3,471           3,617

INTEREST EXPENSE:
  Interest on deposits and borrowings                              1,030          1,078          2,003           2,224
                                                              ----------     ----------     ----------     -----------
              Net interest income                                    730            697          1,468           1,393
  Provision for loan losses                                           17             27             17              27
                                                              ----------     ----------     ----------     -----------
              Net interest income after provision
                for loan losses                                      713            670          1,451           1,366
                                                              ----------     ----------     ----------     -----------
NON-INTEREST INCOME:
   Fees and other non-interest income                                 28             77             58             108
                                                              ----------     ----------     ----------     -----------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                                     384            438            724             756
  Office building and equipment expenses                              67             60            136             123
  Deposit insurance expense                                           12             13             24              26
  Other operating expense                                             79             97            185             191
                                                              ----------     ----------     ----------     -----------
           Total non-interest expense                                542            608          1,069           1,096
                                                              ----------     ----------     ----------     -----------
  Income before income taxes                                         199            139            440             378

PROVISION FOR INCOME TAXES                                            71             47            156             129
                                                              ----------     ----------     ----------     -----------
            Net Income                                        $      128     $       92     $      284     $       249
                                                              ==========     ==========     ==========     ===========

EARNINGS PER SHARE-BASIC                                      $     0.14     $     0.09     $     0.32     $      0.24
EARNINGS PER SHARE- DILUTED                                   $     0.14     $     0.08     $     0.31     $      0.23

DIVIDENDS DECLARED PER SHARE                                     $0.0875        $0.0875        $0.1750         $0.1750

The accompanying notes are an integral part of these condensed consolidated statements.

                         THE SOUTHERN BANC COMPANY, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)

                                                                                   For The Six Months Ended
                                                                                          December 31,
                                                                                        1999        1998
                                                                                        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                        $    284    $    249
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
              Depreciation                                                                 18          17
              Amortization (accretion), net                                               (21)        (11)
              Amortization of unearned compensation                                       264         237
              Provision for loan losses                                                    17          27
              Change in assets and liabilities:
              (Increase) decrease in accrued interest &  dividends receivable             (11)         28
              (Increase) decrease in other assets                                        (170)        (89)
              (Increase) decrease in other liabilities                                     65         133
                                                                                     --------    --------
                   Total adjustments                                                      162         342
                                                                                     --------    --------
                   Net cash provided by (used in) operating activities                    446         591
                                                                                     --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available for sale                                          (6,708)    (10,559)
   Proceeds from maturities and principal payments on
       securities available for sale                                                    2,677      11,560
   Purchases of securities held to maturity                                            (5,000)     (5,780)
   Proceeds from maturities and principal payments on
       securities held to maturity                                                      7,520       6,829
   Net loan (originations) repayments                                                     426      (1,313)
   Capital expenditures                                                                   (15)        (13)
                                                                                     --------    --------
                   Net cash provided by (used in) investing activities                 (1,100)        724
                                                                                     --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in deposits, net                                                  812      (1,738)
    Increase (decrease) in advance payments by borrowers
        for taxes and insurance                                                           (22)        (33)
    Dividends paid                                                                       (152)       (179)
    Contributions to plan trusts                                                          (34)        (31)
    Purchase of treasury stock                                                           (444)       (756)
    Borrowing on FHLB Advances                                                          5,000           0
                                                                                     --------    --------
                   Net cash provided by (used in) financing activities                  5,160      (2,737)

    Net increase (decrease) in cash and cash equivalents                                4,506      (1,422)
                                                                                     --------    --------
  CASH AND CASH EQUIVILENTS, beginning of period                                        8,681       6,422
                                                                                     --------    --------
  CASH AND CASH EQUIVILENTS, end of period                                           $ 13,187    $  5,000
                                                                                     ========    ========
  SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for:
             Income taxes                                                            $    163    $     71
                                                                                     ========    ========
             Interest                                                                $  2,928    $  2,225
                                                                                     ========    ========
        Non-cash transactions:
             Change in unrealized net gain on securities available for sale, net     $   (254)   $     47
                                                                                     ========    ========

                         THE SOUTHERN BANC COMPANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of December 31, 1999 and June 30, 1999, and for the three and six month period ended December 31, 1999 and 1998, include the accounts of the Company, the Bank, and First Service Corporation of Gadsden. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three and six month period ended December 31, 1999 and 1998. Results of operations for the current interim period are not necessarily indicative of results expected for the entire fiscal year.

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

2.  RETIREMENT AND SAVINGS PLANS

Employee Stock Ownership Plan

The Bank has an employee stock ownership plan (the "ESOP") for eligible employees. The ESOP purchased 116,380 shares of the Company's common stock with the proceeds of a $1,163,800 note payable from the Bank and secured by the Common Stock owned by the ESOP. Unearned compensation for the ESOP was charged to stockholders' equity and is reduced ratably in connection with principal payments under the terms of the plan. Unearned compensation is amortized into compensation expense based on employee services rendered in relation to shares which are committed to be released. At December 31, 1999, the Employee Stock Ownership Plan had 60,884 shares allocated and 51,808 shares unallocated.

Management Recognition Plan

The Bank's MRP provides for awards of common stock to directors and officers of the Bank. A trust was formed for the purpose of purchasing shares of stock in the open market for future awards of stock options under the MRP Plan. The aggregate fair market value of the shares purchased by the MRP is considered unearned compensation at the time of purchase and compensation is earned ratably over the stipulated vesting period. Unearned compensation related to the MRP is shown as a reduction to shareholders' equity in the accompanying consolidated statements of condition. The Plan held 29,404 shares at December 31, 1999.

Stock Option and Incentive Plan

The Company has a stockholder approved Option and Incentive Plan (the "Option Plan"). The Option Plan provides for the grant of incentive stock options (ISO's) to employees and non-incentive stock options (non-ISO's) to non-employee directors. The exercise price is based on the market price of the common stock on the date of grant. A trust was formed for the purpose of purchasing shares of stock in the open market for issuance upon future exercises of stock options under the Option Plan. The Plan held 51,308 shares at December 31, 1999.

3.  EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six month periods ended December 31, 1999 and 1998. Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the MRP and Stock Option plan trusts. Diluted earnings per share for the three and six month periods ended December 31, 1999 and 1998, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the MRP and the Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

For the three and six month periods ended December 31, 1999, there were approximately 123,000 shares under option that were excluded from the earnings per share calculation because these shares would have been anti-dilutive. The following table represents the earnings per share calculations for the three and six month periods ended December 31, 1999 and 1998:

For the Three Months Ended                                                                       Earnings
December 31, 1999                                         Income              Shares            Per Share
-----------------                                    ---------------       ------------        ------------
Net Income                                           $       128,000
                                                     ---------------
Basic earnings per share:
     Income available to common shareholders                 128,000            896,869        $       0.14
                                                                                               ------------
Dilutive Securities:
     Management recognition plan shares                                          16,309
      Stock option plan shares
                                                     ---------------       ------------
Dilutive earnings per share:
      Income available to common shareholders
        plus assumed conversions                     $       128,000            913,178        $       0.14
                                                     ---------------       ------------        ------------

For the Three Months Ended
December 31, 1998
-----------------

Net Income                                           $         92,000
                                                     ----------------
Basic earnings per share:
     Income available to common shareholders                   92,000         1,036,631        $       0.09
                                                                                               ------------
Dilutive Securities:
     Management recognition plan shares                                          24,449
      Stock option plan shares                                                    9,483
                                                     ---------------       ------------
Dilutive earnings per share:
      Income available to common shareholders
        plus assumed conversions                     $        92,000          1,070,563        $       0.08
                                                     ---------------       ------------        ------------

For the Six   Months Ended                                                                       Earnings
December 31, 1999                                         Income              Shares            Per Share
-----------------                                    ---------------       ------------        ------------

Net Income                                           $       284,000
                                                     ---------------
Basic earnings per share:
     Income available to common shareholders                 284,000            903,450        $       0.32
                                                                                               ------------
Dilutive Securities:
     Management recognition plan shares                                          16,309
      Stock option plan shares
                                                     ---------------       ------------
Dilutive earnings per share:
      Income available to common shareholders
        plus assumed conversions                     $       284,000            919,759        $       0.31
                                                     ---------------       ------------        ------------

For the Six Months Ended
December 31, 1998
-----------------

Net Income                                           $       249,000
                                                     ---------------
Basic earnings per share:
     Income available to common shareholders                 249,000          1,057,417        $       0.24
                                                                                               ------------
Dilutive Securities:
     Management recognition plan shares                                          24,449
      Stock option plan shares                                                   16,823
                                                     ---------------       ------------
Dilutive earnings per share:
      Income available to common shareholders
        plus assumed conversions                     $       249,000          1,098,689        $       0.23
                                                     ---------------       ------------        ------------

4.  COMPREHENSIVE INCOME

The Company has classified certain securities as available for sale in accordance with Financial Accounting Standards Board Statement No. 115. For the six month period ended December 31, 1999 the net unrealized gain on these securities decreased by approximately $167,000. For the six month period ended December 31, 1998 the net unrealized gain on these securities increased by $32,000. Pursuant to Statement No.115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. Accordingly, for the six month periods ended December 31, 1999 and 1998, the Company recognized a corresponding adjustment in the net unrealized gain component of equity.

Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income for the six month periods ended December 31, 1999 and 1998:

                                                             Six Months
                                                               Ended
                                                            December 31,
                                                      ----------------------
                                                         1999        1998
                                                         ----        ----

Net income                                            $    284     $   249
Other comprehensive income (loss), net of tax:
       Unrealized gain (loss) on securities               (167)          32
                                                       --------     --------
Comprehensive income (loss)                           $    117     $   281
                                                       ========     ========

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31 AND JUNE 30, 1999.

Total assets increased approximately $5.5 million or 5.70% from $96.9 million at June 30, 1999 to $102.4 million at December 31, 1999. During the period ended December 31, 1999, net loans decreased approximately $426,000 or 1.01%, securities available for sale increased approximately $3.8 million or 17.75% and securities held to maturity decreased approximately $2.5 million or 10.65%.

Cash and cash equivalents increased approximately $4.5 million or 51.91% from $8.7 million to $13.2 million at December 31, 1999. The increase in cash and cash equivalents was primarily attributable to the maturities and principal repayments on investment securities.

Accrued interest and dividends receivable increased approximately $11,000 or 1.87% from $588,000 at June 30, 1999 to $599,000 at December 31, 1999. Prepaid
expenses and other assets increased approximately $170,000 or 93.41% from $182,000 at June 30, 1999 to $352,000 at December 31, 1999.

Total deposits increased approximately $812,000 or 1.02% from $79.7 million at June 30, 1999 to $80.5 million at December 31, 1999. Other liabilities during the period ended December 31, 1999 increased approximately $4.9 million or 999.19% from $496,000 at June 30, 1999 to $5.4 million at December 31, 1999. The increase in other liabilities was primarily attributable to an increase in a short-term Federal Home Loan Advance in the amount of $5,000,000 for possible additional liquidity needs during the century date change.

Total equity decreased approximately $245,000 or 1.47% from $16.6 million at June 30, 1999 to $16.4 million at December 31, 1999. This change was primarily attributable to an increase in retained earnings, additional paid-in capital, and amortization of unearned compensation, offset in part by the payment of common stock dividends and treasury stock purchases. Treasury stock at December 31, 1999 was $5.4 million.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998.

The Company reported net income for the three and six month periods ended December 31, 1999 of $128,000 and $284,000, respectively. Net income for the three month period increased approximately $36,000 or 39.13% from $92,000 at December 31, 1998 to $128,000 at December 31, 1999. For the six month period, net income increased approximately $35,000 or 14.06% from $249,000 at December 31, 1998 to $284,000 at December 31, 1999.

Net Interest Income. Net interest income for the three and six months ended December 31, 1999 and 1998 increased $33,000 or 4.73% and $75,000 or 5.38%, respectively. Total interest income decreased approximately $15,000 or 0.85% and $146,000 or 4.04% for the three and six months ended December 31, 1999 and 1998, respectively.

Provision for Loan Losses. For the three and six month periods ended December 31, 1999, provision for loan losses decreased approximately $10,000 or 37.04% as compared to the three and six month periods ended December 31, 1998. The allowance for loan losses is based on management's evaluation of possible loan losses inherent in the Bank's loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Non-interest Income. Non-interest income decreased approximately $49,000 or 63.64% from $77,000 to $28,000 for the three month period ended December 31, 1999 compared to the three month period ended December 31, 1998. For the six month period ended December 31, 1999 non-interest income decreased approximately $50,000 or 46.30% from $108,000 to $58,000. The decrease in non-interest income for the three and six months ended December 31, 1999 was primarily attributable to an decrease in prepayment penalties and mortgage loan origination fees. During the six month period ended December 31, 1998, the Bank recorded gains on the sale of securities of approximately $33,000. There were no gains recorded during the six month period ended December 31, 1999.

Non-interest Expense. Non-interest expense decreased approximately $66,000 or 10.86% for the three month period ended December 31, 1999 from $608,000 to $542,000. For the six month period ended December 31, 1999, non-interest expense decreased approximately $27,000 or 2.46%. Salaries and employee benefits decreased approximately $54,000 or 12.33% for the three month period ended December 31, 1999 compared with the three month period ended December 31, 1998. For the six month period ended December 31, 1999, salaries and benefits decreased approximately $32,000 or 4.23% compared with the six month period ended December 31, 1998. The decrease for the three and six month period ended December 31, 1999 was primarily attributable to a decrease in salary and benefit expenses related to the establishment of certain employee benefit plans, subsequent to the conversion. Other operating expenses decreased by $18,000 or 18.56% and decreased by $6,000 or 3.14% for the three and six month periods ended December 31, 1999 and 1998, respectively.

Provision for Income Taxes. For the three month period ended December 31, 1999, provision for income tax expense increased approximately $24,000 or 51.06%. For the six month period ended December 31, 1999, provision for income tax expense increased approximately $27,000 or 20.93%. For the three month period ended December 31, 1999, income before income taxes increased approximately $60,000 or 43.17% as compared to the three month period ended December 31, 1998. For the six month period ended December 31, 1999, income before income taxes increased approximately $62,000 or 16.40% compared to the six month period ended December 31, 1998.

Liquidity and Capital Resources. As a holding company, the Company conducts its business through its subsidiary, the Bank. The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's average liquidity ratio well exceeded the required maximums at and during the three and six month periods ended December 31, 1999. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

The Bank is  required to  maintain  certain  levels of  regulatory  capital.  At
December  31,  1999,   the  Bank   exceeded  all  minimum   regulatory   capital
requirements.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At December 31, 1999, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On  November  17,  1999,  the  Registrant  held its  Annual  Meeting of
         Stockholders for the purpose of electing three directors whose term will expire in 2002. All matters were approved. The results of the voting at the Annual Meeting were as follows:

Proposal I  -  Election of Directors

NOMINEE                    TERM         VOTES             VOTES
                           EXPIRES      FOR               WITHHELD
-----------------------    ----------   -------------     -------------------

Gates Little                 2002         864,163           102,763
Thomas F. Dowling            2002         864,163           102,763
Fred Taylor                  2002         863,663           103,263

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

                                               THE SOUTHERN BANC COMPANY



Date:  2/11/2000                               By: /s/ James B.  Little, Jr.
                                                   -----------------------------
                                                   James B. Little, Jr.
                                                   (Principal Executive and
                                                   Financial Officer)