Form 10QSB
period 2000-03-31
SOUTHERN BANC CO INC
filed 2000-05-15
CIK 946453

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

As of March 31, 2000, there were 1,008,498 shares of the registrant's Common Stock, par value $0.01 per share, issued and outstanding.

     Transitional small business disclosure format (check one): Yes ___ No X

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         THE SOUTHERN BANC COMPANY, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Dollar Amounts in Thousands)

                                                          March 31,    June 30,
                                                            2000         1999
                                                            ----         ----
ASSETS

CASH AND CASH EQUIVALENTS                                  $  6,160    $  8,681
SECURITIES AVAILABLE FOR SALE, at fair value                 25,623      21,350
SECURITIES HELD TO MATURITY, at amortized cost,
    fair value of $23,341 and $23,646, respectively          23,612      23,707
LOANS RECEIVABLE, net                                        41,014      42,109
PREMISES AND EQUIPMENT, net                                     462         258
ACCRUED INTEREST AND DIVIDENDS RECEIVABLE                       662         588
PREPAID EXPENSES AND OTHER ASSETS                               421         182

                                                           --------    --------
TOTAL ASSETS                                               $ 97,954    $ 96,875
                                                           ========    ========
LIABILITIES

DEPOSITS                                                   $ 81,251    $ 79,734
OTHER LIABILITIES                                               486         496
                                                           --------    --------
TOTAL LIABILITIES                                            81,737      80,230

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $.01 per share
  500,000 shares authorized, shares issued
  and outstanding-- none                                          0           0
Common stock, par value $.01 per share,
  3,500,000 authorized, 1,454,750 shares issued                  15          15
Treasury stock, at cost, 446,252 and 421,252 shares,
    respectively                                             (5,624)     (4,991)
Additional paid-in capital                                   13,687      13,684
Unearned ESOP compensation                                   (1,349)     (1,532)
Retained earnings                                             9,912       9,684
Accumulated other comprehensive income (loss)                  (424)       (215)
                                                           --------    --------
TOTAL STOCKHOLDERS' EQUITY                                   16,217      16,645
                                                           --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 97,954    $ 96,875
                                                           ========    ========

The accompanying notes are an integral part of these condensed consolidated statements.

                         THE SOUTHERN BANC COMPANY, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollar Amounts in Thousands, except per share data)

                                                              Three Months Ended  Nine Months Ended
                                                                  March 31,           March 31,
                                                              --------  --------  --------  --------
                                                                 2000     1999      2000      1999

INTEREST INCOME:
  Interest and fees on loans                                  $    783  $    802  $  2,371  $  2,396
  Interest and dividends on securities available for sale          403       312     1,175       972
  Interest and dividends on securities held to maturity            453       548     1,346     1,740
  Other interest income                                            113        59       331       230
                                                              --------  --------  --------  --------
             Total interest income                               1,752     1,721     5,223     5,338

INTEREST EXPENSE:
  Interest on deposits and borrowings                            1,041       966     3,044     3,190
                                                              --------  --------  --------  --------
              Net interest income                                  711       755     2,179     2,148
  Provision for loan losses                                          0         0        17        27
                                                              --------  --------  --------  --------
              Net interest income after provision
                for loan losses                                    711       755     2,162     2,121
                                                              --------  --------  --------  --------
NON-INTEREST INCOME:
   Fees and other non-interest income                               28        35        86       143
                                                              --------  --------  --------  --------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                                   321       353     1,045     1,109
  Office building and equipment expenses                            76        64       212       187
  Deposit insurance expense                                          4        13        28        39
  Other operating expense                                           83        92       268       283
                                                              --------  --------  --------  --------

           Total non-interest expense                              484       522     1,553     1,618
                                                              --------  --------  --------  --------
  Income before income taxes                                       255       268       695       646

PROVISION FOR INCOME TAXES                                          89        92       245       221
                                                              --------  --------  --------  --------
            Net Income                                        $    166  $    176  $    450  $    425
                                                              ========  ========  ========  ========

EARNINGS PER SHARE-BASIC                                      $   0.19  $   0.17  $   0.50  $   0.41
EARNINGS PER SHARE- DILUTED                                   $   0.19  $   0.17  $   0.49  $   0.39

DIVIDENDS DECLARED PER SHARE                                  $ 0.0875  $ 0.0875  $ 0.2625  $ 0.2625

The accompanying notes are an integral part of these condensed consolidated statements.

                         THE SOUTHERN BANC COMPANY, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)

                                                                            For The Nine Months Ended
                                                                                     March 31,
                                                                                 2000       1999
                                                                                 ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                $      450  $      425
   Adjustments to reconcile net income to net cash
     provided by operating activities:
              Depreciation                                                           28          25
              Amortization (accretion), net                                         (16)        (10)
              Amortization of unearned compensation                                 186         302
              Provision for loan losses                                              17          27
              Change in assets and liabilities:
              (Increase) decrease in accrued interest &
                dividends receivable                                                (74)         56
              (Increase) in other assets                                           (239)       (135)
              Decrease in other liabilities                                         498         183
                                                                             ----------  ----------
                   Total adjustments                                                400         448
                                                                             ----------  ----------
                   Net cash provided by (used in) operating activities              850         873
                                                                             ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available for sale                                    (8,484)    (13,298)
   Proceeds from maturities and principal payments on
       securities available for sale                                              3,888      14,663
   Purchases of securities held to maturity                                     (11,782)     (5,770)
   Proceeds from maturities and principal payments on
       securities held to maturity                                               11,557      10,918
   Net loan (originations) repayments                                             1,078        (629)
   Capital expenditures                                                            (232)        (19)
                                                                             ----------  ----------
                   Net cash provided by (used in) investing activities           (3,975)      5,865
                                                                             ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in deposits, net                                          1,517      (4,758)
    (Decrease) in advance payments by borrowers
        for taxes and insurance                                                      (3)        (14)
    Dividends paid                                                                 (226)       (264)
    Contributions to plan trusts                                                    (51)       (319)
    Purchase of treasury stock                                                     (633)       (804)
                                                                             ----------  ----------
                   Net cash provided by (used in) financing activities              604      (6,159)

    Net increase (decrease) in cash and cash equivalents                         (2,521)        579
                                                                             ----------  ----------
  CASH AND CASH EQUIVALENTS, beginning of period                                  8,681       6,422
                                                                             ----------  ----------
  CASH AND CASH EQUIVALENTS, end of period                                   $    6,160  $    7,001
                                                                             ==========  ==========
  SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
     Income taxes                                                            $      245  $      142
                                                                             ==========  ==========
      Interest                                                               $    4,072  $    3,190
                                                                             ==========  ==========
      Non-cash transactions:
      Change in unrealized net gain/ (loss)
        on securities available for sale,  net                               $     (209) $        3
                                                                             ==========  ==========

                         THE SOUTHERN BANC COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2000 and June 30, 1999, and for the three and nine month periods ended March 31, 2000 and 1999, include the accounts of the Company, the Bank, and First Service Corporation of Gadsden. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three and nine month periods ended March 31, 2000 and 1999. Results of operations for the current interim period are not necessarily indicative of results expected for the entire fiscal year.

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

2.  RETIREMENT AND SAVINGS PLANS

Employee Stock Ownership Plan

The Bank has an employee stock ownership plan (the "ESOP") for eligible employees. The ESOP purchased 116,380 shares of the Company's common stock with the proceeds of a $1,163,800 note payable from the Bank and secured by the Common Stock owned by the ESOP. Unearned compensation for the ESOP was charged to stockholders' equity and is reduced ratably in connection with principal payments under the terms of the plan. Unearned compensation is amortized into compensation expense based on employee services rendered in relation to shares which are committed to be released. At March 31, 2000, the Employee Stock Ownership Plan had 60,884 shares allocated and 51,808 shares unallocated.

Management Recognition Plan ("MRP")

The Bank's MRP provides for awards of common stock to directors and officers of the Bank. A trust was formed for the purpose of purchasing shares of stock in the open market for future awards of stock options under the MRP Plan. The aggregate fair market value of the shares purchased by the MRP is considered unearned compensation at the time of purchase and compensation is earned ratably over the stipulated vesting period. Unearned compensation related to the MRP is shown as a reduction to shareholders' equity in the accompanying consolidated statements of condition. The Plan held 29,404 shares at March 31, 2000.

Stock Option and Incentive Plan

The Company has a stockholder approved Option and Incentive Plan (the "Option Plan"). The Option Plan provides for the grant of incentive stock options (ISO's) to employees and non-incentive stock options (non-ISO's) to non-employee directors. The exercise price is based on the market price of the common stock on the date of grant. A trust was formed for the purpose of purchasing shares of stock in the open market for issuance upon future exercises of stock options under the Option Plan. The Plan held 51,308 shares at March 31, 2000.

3.  EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine month periods ended March 31, 2000 and 1999. Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the MRP and Stock Option plan trusts. Diluted earnings per share for the three and nine month periods ended March 31, 2000 and 1999, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the MRP and the Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

For the three and nine month periods ended March 31, 2000, there were approximately 123,000 shares under option that were excluded from the earnings per share calculation because these shares would have been anti-dilutive. The following table represents the earnings per share calculations for the three and six month periods ended March 31, 2000 and 1999:

For the Three Months Ended                                   Net                                Earnings
March 31, 2000                                             Income             Shares           Per Share
--------------                                          -------------      ------------      -------------
Basic earnings per share:
     Income available to common shareholders            $     166,000          881,239         $   0.19
                                                                                               --------
Dilutive Securities:
     Management recognition plan shares                                         16,309
      Stock option plan shares                                                     ---
                                                        -------------      -----------
Dilutive earnings per share:
      Income available to common shareholders
        plus assumed conversions                        $     166,000          897,548         $   0.19
                                                        -------------      -----------         --------

For the Three Months Ended
March 31, 1999
--------------

Basic earnings per share:
     Income available to common shareholders            $     176,000        1,019,512         $   0.17
                                                                                               --------
Dilutive Securities:
     Management recognition plan shares                                         24,449
      Stock option plan shares                                                   1,904
                                                        -------------      -----------
Dilutive earnings per share:
      Income available to common shareholders
        plus assumed conversions                        $     176,000        1,045,865         $   0.17
                                                        -------------      -----------         --------

For the Nine Months Ended                                   Net                                Earnings
March 31, 2000                                             Income             Shares           Per Share
--------------                                          -------------      ------------      -------------
Basic earnings per share:
     Income available to common shareholders            $     450,000          896,100         $   0.50
                                                                                               --------
Dilutive Securities:
     Management recognition plan shares                                         16,309
      Stock option plan shares                                                     ---
                                                        -------------      -----------
Dilutive earnings per share:
      Income available to common shareholders
        plus assumed conversions                        $     450,000          912,409         $   0.49
                                                        -------------      -----------         --------

For the Nine Months Ended
March 31, 1999
--------------

Basic earnings per share:
     Income available to common shareholders            $     425,000        1,045,071         $   0.41
                                                                                               --------
Dilutive Securities:
     Management recognition plan shares                                         24,449
      Stock option plan shares                                                  12,386
                                                        -------------      -----------
Dilutive earnings per share:
      Income available to common shareholders
        plus assumed conversions                        $     425,000        1,081,907         $   0.39
                                                        -------------      -----------         --------

4.  COMPREHENSIVE INCOME

The Company has classified certain securities as available for sale in accordance with Financial Accounting Standards Board Statement No. 115. For the nine month period ended March 31, 2000 the net unrealized loss on these securities increased by approximately $424,000. For the nine month period ended March 31, 1999 the net unrealized gain on these securities increased by $3,000. Pursuant to Statement No.115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. Accordingly, for the nine month periods ended March 31, 2000 and 1999, the Company recognized a corresponding adjustment in the accumulated other comprehensive income component of equity.

Since comprehensive income is a measure of all nonowner changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain/loss serves to increase or decrease comprehensive income. The following table represents comprehensive income for the nine month periods ended March 31, 2000 and 1999:

                                                           Nine Months
                                                              Ended
                                                            March 31,
                                                            ---------
                                                       2000            1999
                                                       -----           ----

Net income                                         $      450       $    425
Other comprehensive income (loss), net of tax:
      Unrealized gain (loss) on securities               (209)             3
                                                   ----------       --------
Comprehensive income (loss)                        $      241       $    428
                                                   ==========       ========

5.  PENDING ACCOUNTING PRONOUNCEMENTS

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND JUNE 30, 1999.

Total assets increased approximately $1.1 million or 1.11% from $96.9 million at June 30, 1999 to $98.0 million at March 31, 2000. During the period ended March 31, 2000, net loans decreased approximately $1.1 million or 2.60%, securities available for sale increased approximately $4.3 million or 20.01% and securities held to maturity decreased approximately $95,000 or 0.40%.

Cash and cash equivalents decreased approximately $2.5 million or 29.04% from $8.7 million to $6.2 million at March 31, 2000. The decrease in cash and cash equivalents was primarily attributable to an increase in securities available for sale.

During the period ended March 31, 2000, premises and equipment increased by approximately $204,000 or 79.07%. The increase was primarily due to the acquisition of a new branch facility for the Bank's Guntersville location.

Accrued interest and dividends receivable increased approximately $74,000 or 12.59% from $588,000 at June 30, 1999 to $662,000 at March 31, 2000. Prepaid
expenses and other assets increased approximately $239,000 or 131.32% from $182,000 at June 30, 1999 to $421,000 at March 31, 2000. This increase was primarily attributable to an increase in deferred tax relating to an increase in unrealized gain on securities available for sale and prepaid federal income taxes.

Total deposits increased approximately $1.6 million or 2.01% from $79.7 million at June 30, 1999 to $81.3 million at March 31, 2000. Other liabilities during the period ended March 31, 2000 decreased approximately $10,000 or 2.02% from $496,000 at June 30, 1999 to $486,000 at March 31, 2000.

Total equity decreased approximately $428,000 or 2.57% from $16.6 million at June 30, 1999 to $16.2 million at March 31, 2000. This change was primarily attributable to an increase in retained earnings, additional paid-in capital, and amortization of unearned compensation, offset in part by the payment of common stock dividends and treasury stock purchases. Treasury stock at March 31, 2000 was $5.6 million.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999.

The Company reported net income for the three and nine month periods ended March 31, 2000 of $166,000 and $450,000, respectively. Net income for the three month period decreased approximately $10,000 or 5.68% from $176,000 at March 31, 1999 to $166,000 at March 31, 2000. For the nine month period, net income increased approximately $25,000 or 5.88% from $425,000 at March 31, 1999 to $450,000 at
March 31, 2000.

Total Interest Income. For the nine months ended March 31, 2000, total interest income decreased by approximately $115,000 or 2.15%. The decrease in total interest income was primarily attributable to a decrease in interest and dividends on securities held to maturity partially offset by increases in interest and dividends on securities available for sale and interest income on time deposits at the Federal Home Loan Bank.

Net Interest Income. Net interest income for the three months ended March 31, 2000 decreased $44,000 or 5.83%. For the nine months ended March 31, 2000, net interest income increased $31,000 or 1.44%.

Provision for Loan Losses. For the nine months ended March 31, 2000, provision for loan losses decreased approximately $10,000 or 37.04% as compared to the nine month period ended March 31, 1999. The allowance for loan losses is based on management's evaluation of possible loan losses inherent in the Bank's loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. There were no provisions for loan losses during each of the three month periods ended March 31, 2000 and March 31, 1999.

Non-interest Income. Non-interest income decreased approximately $7,000 or 20.00% from $35,000 to $28,000 for the three month period ended March 31, 2000 compared to the three month period ended March 31, 1999. For the nine month period ended March 31, 2000 non-interest income decreased approximately $57,000 or 39.86% from $143,000 to $86,000. The decrease in non-interest income for the three and nine months ended March 31, 2000 was primarily attributable to an decrease in prepayment penalties and mortgage loan origination fees. During the nine month period ended March 31, 1999, the Bank recorded gains on the sale of securities of approximately $33,000. There were no gains recorded during the nine month period ended March 31, 2000.

Non-interest Expense. Non-interest expense decreased approximately $38,000 or 7.28% for the three month period ended March 31, 2000, from $522,000 to $484,000. For the nine month period ended March 31, 2000, non-interest expense decreased approximately $65,000 or 4.02%. Salaries and employee benefits decreased approximately $32,000 or 9.07% for the three month period ended March 31, 2000 compared with the three month period ended March 31, 1999. For the nine month period ended March 31, 2000, salaries and benefits decreased approximately $64,000 or 5.77% compared with the nine month period ended March 31, 1999. The decrease for the three and nine month period ended March 31, 2000 was primarily attributable to a decrease in salary and benefit expenses related to certain employee benefit plans. Other operating expenses decreased by $9,000 or 9.78% and $15,000 or 5.30% for the three and nine month periods ended March 31, 2000 and 1999, respectively.

Provision for Income Taxes. For the three month period ended March 31, 2000, provision for income tax expense decreased approximately $3,000 or 3.26%. For the nine month period ended March 31, 2000, provision for income tax expense increased approximately $24,000 or 10.86%. For the three month period ended March 31, 2000, income before income taxes decreased approximately $13,000 or 4.85% as compared to the three month period ended March 31, 1999. For the nine month period ended March 31, 2000, income before income taxes increased approximately $49,000 or 7.59% compared to the nine month period ended March 31, 1999.

Liquidity and Capital Resources. As a holding company, the Company conducts its business through its subsidiary, the Bank. The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's average liquidity ratio well exceeded the required maximums at and during the three and nine month periods ended March 31, 2000. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

The Bank is required to maintain certain levels of regulatory capital. At March 31, 2000, the Bank exceeded all minimum regulatory capital requirements.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 2000, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         On April 20, 2000, The Southern Banc Company, Inc. announced a dividend in the amount of $.0875 per share on or about June 12, 2000 to stockholders of record at the close of business on May 12, 2000.

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

                                 THE SOUTHERN BANC COMPANY



Date:  May 15, 2000              By: /s/ James B. Little, Jr.
                                     -------------------------------------------
                                     James B.  Little, Jr.
                                     (Principal Executive and Financial Officer)