Form 10KSB
period 2000-06-30
SOUTHERN BANC CO INC
filed 2000-09-28
CIK 946453

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

| | TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------     ---------------

                         Commission File Number: 1-13964

                         THE SOUTHERN BANC COMPANY, INC.
                         -------------------------------
                 (Name of Small Business Issuer in Its Charter)

          DELAWARE                                   63-1146351
--------------------------------         ------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)

221 S. 6TH STREET, GADSDEN, ALABAMA            35901
--------------------------------------       --------
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

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for the fiscal year ended June 30, 2000:  $645,725

The aggregate market value of the 757,817 shares of Common Stock of the registrant issued and outstanding held by non-affiliates was approximately $8.0 million based on the closing sales price of $10.56 per share of the registrant's Common Stock on September 25, 2000 as listed on the American Stock Exchange. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of September 25, 2000: 1,006,498

Transitional Small Business Disclosure Format   Yes              No    X
                                                    --------        ------

                       DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the part of this report into which the document is incorporated:

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2000 (the "Annual Report"). (Parts I and II)

2. Portions of the Proxy Statement for the registrant's 2000 Annual Meeting of Stockholders (the "Proxy Statement"). (Part III)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         The Southern Banc Company, Inc. The Southern Banc Company, Inc. (the "Company") was incorporated under the laws of the State of Delaware in May 1995 at the direction of management of The Southern Bank Company, formerly First Federal Savings and Loan Association of Gadsden (the "Bank"), for the purpose of serving as the savings institution holding company of the Bank upon the Company's acquisition of all of the capital stock issued by the Bank in connection with the Bank's conversion from mutual to stock form.

         The holding company structure permits the Company to expand the financial services offered through the Bank. As a holding company, the Company has greater flexibility than the Bank to diversify its business activities through existing or newly formed subsidiaries or through acquisition or merger with other financial institutions. The Company qualifies as a unitary savings institution holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"). The Company's principal business is the business of the Bank. At June 30, 2000, the Company had total consolidated assets of $98.1 million, deposits of $81.4 million, net loans receivable of $39.8 million and stockholders' equity of $16.3 million.

         The Company's executive offices are located at 221 S. 6th Street, Gadsden, Alabama 35901, and its telephone number is (256) 543-3860.

         The Southern Bank Company. The Bank is an independent community-oriented savings institution dedicated to providing quality customer service. The Bank was organized in 1936 as a federally chartered mutual savings and loan association, at which time it also became a member of the Federal Home Loan Bank ("FHLB") System and obtained federal deposit insurance.

         In 1999, the Bank changed it corporate title from "First Federal Savings and Loan Association of Gadsden" to "The Southern Bank Company." The change of name was made to eliminate any confusion between the Company and the Bank and to increase public awareness of the expanded banking services which the Bank is authorized to offer. The Bank currently operates through four full-service banking offices located in Gadsden, Albertville, Guntersville and Centre, Alabama.

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

BUSINESS STRATEGY

         The Bank's business strategy has been to operate as a profitable and independent community-oriented savings institution dedicated to providing quality customer service. Generally, the Bank has sought to implement this strategy by using retail deposits as its sources of funds and maintaining most of its assets in mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA") and the Federal National Mortgage Association ("FNMA"), loans secured by owner-occupied one-to-four-family residential real estate located in the Bank's market area, U.S. government and agency securities, interest-earning deposits, cash and equivalents, and consumer loans. The Bank's business strategy incorporates the following key elements: (1) remaining a community-oriented financial institution while maintaining a strong core customer base by providing quality service and offering customers the access to senior management and services that a community-based institution can offer; (2) attracting a retail deposit base from the communities served by the Bank's four banking offices; (3) maintaining asset quality by emphasizing investment in local residential mortgage loans, mortgage-backed securities and other securities issued or guaranteed by the U.S. government or agencies thereof; and (4) maintaining liquidity and capital substantially in excess of regulatory requirements.

MARKET AREA

         The Bank considers its primary market area to consist of Etowah, Cherokee and Marshall Counties in which the Bank has its four offices. The City of Gadsden, in which the Bank's main office is located, is in Etowah County, approximately 65 miles northeast of Birmingham, Alabama. Based upon the 1990 population census, the combined population of Etowah, Cherokee and Marshall Counties was approximately 190,000.

         The economy in the Bank's market area includes a mixture of manufacturing and agriculture. For many years the two major industrial employers were Goodyear Tire and Rubber Company ("Goodyear") and Gulf States Steel Corporation ("Gulf States"). At present, Goodyear employs 1,205 workers which is a decline from 1,600 workers as of January 1999. Negotiations are currently underway between Goodyear and state and local government for assistance in modernizing the Gadsden plant. If successful, the modernization would increase production and create approximately 300 jobs. Gulf States, which previously employed 1,850 workers, ceased production on August 21, 2000 after operating under Chapter 11 Bankruptcy since July 1999. Currently, Honda Motor Company is constructing a manufacturing plant in Talladega County only 17 miles from the Etowah County line. According to projections, the Honda Plant, suppliers and additional economic opportunities for local businesses could produce approximately 900 jobs for Etowah County residents. According to the Alabama Department of Industrial Relations, the unemployment rates for August 2000 in Etowah, Cherokee and Marshall Counties were 6.0%, 5.3% and 4.9%, respectively, as compared to 4.5% for the State of Alabama.

COMPETITION

         The Bank experiences substantial competition both in attracting and retaining savings deposits and in the making of mortgage and other loans.

         Direct competition for savings deposits comes from other savings institutions, credit unions, regional bank holding companies and commercial banks located in its primary market area. Significant competition for the Bank's other deposit products and services comes from money market mutual funds and brokerage firms. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions. Competition for origination of real estate loans normally comes from other savings institutions, commercial banks, credit unions, mortgage bankers, and mortgage brokers.

         The Bank's primary competition comes from institutions headquartered in the Bank's market area as well as numerous additional commercial banks which have branch offices located in the Bank's market area. Many competing financial institutions have financial resources substantially greater than the Bank and offer a wider variety of deposit and loan products.

LENDING ACTIVITIES

         General. The Bank's principal lending activity consists of the origination of loans secured by mortgages on existing one-to-four-family residences and a variety of consumer loans in the Bank's market area. The Bank also makes limited amounts of non-residential real estate loans. The Bank is authorized to make commercial business loans; however, that has not been its focus historically.

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

         At June 30, 2000, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was approximately $4.1 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was approximately $252,000.

         Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At June 30, 2000, the Bank had no concentrations of loans exceeding 10% of total loans that are not disclosed below.

                                                                                At June 30,
                                                      -----------------------------------------------------------------
                                                                   2000                              1999
                                                      -------------------------------    ------------------------------
                                                          AMOUNT            %                AMOUNT            %
                                                          ------          -----              ------          ---
                                                                           (Dollars in thousands)

TYPE OF LOAN:
------------
Real estate loans:
  One-to-four-family residential(1)..............     $    33,401          83.48%        $     36,702         87.17%
  Non-residential................................              96           0.24                  302          0.72
Consumer loans...................................           5,746          14.36                4,451         10.57
Savings account loans............................             769           1.92                  647          1.54
                                                      -----------     ----------         ------------    ----------
Total gross loans................................          40,012         100.00%              42,102        100.00%
                                                                      ===========                        ===========

LESS:
----
  Unearned income................................             383                                 240
  Discounts on loans purchased...................               9                                  --
  Deferred loan fees (costs), net................            (335)                               (345)
  Allowance for loan losses......................             115                                  98
                                                      -----------                        ------------
     Total.......................................     $     39,840                       $     42,109
                                                      ============                       ============

---------------
(1)  One-to-four-family  residential includes second mortgage loans on which the
     Bank also has the first  mortgage.  The proceeds of these  second  mortgage loans were used for  improvements  and consumer  purposes.  Second mortgage loan balances at June 30, 2000 and 1999 were  approximately  $1,462,000 and
     $1,464,000, respectively.

         The following table sets forth information at June 30, 2000 regarding the dollar amount of loans maturing or repricing in the Bank's portfolio, based on contractual terms to maturity or repricing period. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                                                      Due After
                                                  Due Within          1 through         Due After
                                                    1 Year             5 Years        5 Years After
                                                 AFTER 6/30/00      AFTER 6/30/00        6/30/00          TOTAL
                                                 -------------      -------------        -------          -----
                                                                   (In thousands)

Real estate mortgage(1).................  .    $         233      $         2,081    $     31,183      $    33,497
Consumer and savings account loans...                  1,856                4,212             447            6,515
                                               -------------      ---------------    ------------      -----------
    Total................................      $       2,089      $         6,293    $     31,630      $    40,012
                                               =============      ===============    ============      ===========

---------------
(1) Real estate mortgage loans includes second mortgage loans on which the Bank also has the first mortgage. The proceeds of these second mortgage loans were used for improvements and consumer purposes. Second mortgage loan balances at June 30, 2000 totaled $1,462,000.

         The following table sets forth at June 30, 2000, the dollar amount of gross loans due after one year after that date, based upon contractual maturity dates or period to reprice, and whether such loans have fixed or adjustable rates.

                                                              Predetermined                        Floating or
                                                                   RATE                         ADJUSTABLE RATES
                                                             ----------------                   ----------------
                                                                                (In thousands)

Real estate....................................                $     31,248                       $     2,249
Consumer and savings account loans.............                       6,515                                --
                                                               ------------                      ------------
    Total......................................                $     37,763                       $     2,249
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

         Originations, Purchases and Sales of Loans. The Bank's loans are primarily originated by salaried loan officers of the Bank. In addition, from time to time, the Bank purchases loans. During fiscal 2000, the Bank purchased one real estate loan totaling approximately $40,000. During the fiscal year ended June 30, 2000, the Bank originated and sold a total of $596,000 in loans to the secondary market.

         One-to-Four-Family Residential Lending. Historically, the Bank's principal lending activity has been the origination of fixed rate loans secured by first mortgages on existing one-to-four-family residences in the Bank's market area. The purchase price or appraised value of most of such residences generally has been between $24,000 and $290,000, with the Bank's loan amounts averaging approximately $54,000. At June 30, 2000, $33.4 million, or 83.5% of the Bank's total loans were secured by one-to-four-family residences, a substantial portion of which were existing, owner-occupied, single-family residences in the Bank's market area. At June 30, 2000, $31.2 million, or 93.4% of the Bank's one-to-four-family residential loans had fixed rates, and $2.2 million, or 6.6%, had adjustable rates.

         The Bank's one-to-four-family residential mortgage loans generally are for terms of up to 21 years, amortized on a monthly basis, with principal and interest due each month. The majority of the Bank's one-to-four-family mortgage loans are underwritten with terms of 15 years or less. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. These loans customarily contain "due-on-sale" clauses which permit the Bank to accelerate repayment of a loan upon transfer of ownership of the mortgaged property. In 1995, the Bank introduced a new mortgage loan product which provides for a term of up to 21 years with the interest rate increasing one percentage point every seven years. This increase is not contingent upon any corresponding increase in market interest rates. As of June 30, 2000, the Bank had originated $7.4 million of these graduated rate loans. The Bank intends to continue originating such loans subject to market demands.

         The Bank's lending policies generally limit the maximum loan-to-value ratio on one-to-four-family residential mortgage loans secured by owner-occupied properties to 97% of the lesser of the appraised value or purchase price. The Bank's lending policies generally require private mortgage insurance for any loan that exceeds an 80% loan-to-value ratio. Pursuant to its "First-Time Home Buyer Plan," the Bank may lend up to 100% of the purchase price of a one-to-four-family residence provided that the borrower (or third party) provides additional collateral in the form of a pledge of a savings deposit or certificate of deposit equal to 25% of the loan amount for loans up to 15 years and 28% of the loan amount for loans with terms greater than 15 years up to 21 years. Securities may also be pledged as additional collateral, but such securities must have a current market value equal to 140% of the required collateral amount.

         The Bank has not originated any adjustable rate, one-to-four-family residential mortgage loans in recent years. However, total loans at June 30, 2000 included adjustable rate loans with an aggregate principal balance of $2.2 million, substantially all of which were purchased during fiscal 1996. The rates at which interest accrues on these loans are adjustable annually, generally with limitations on adjustments of 2.0% per adjustment period and 6.0% - 6.5% over the life of the loan. While such loans may include initial discounted rates, they were underwritten and borrowers were qualified based on the fully indexed interest rate. The Bank's adjustable rate loans do not permit negative amortization.

         The Bank also originates second mortgage loans. Such loans, when combined with the first mortgage, generally are limited to 75% of the appraised value. Such loans have a fixed rate and a maximum term of 10 years.

         The retention of adjustable and graduated rate loans in the Bank's portfolio helps reduce the Bank's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable and graduated rate loans may increase due to increases in interest costs to borrowers. Adjustable and graduated rate loans which provide for initial rates of interest below the fully indexed rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate. Further, although adjustable rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed rate period before the first adjustment, the periodic and lifetime interest rate adjustment limitations, and the ability of borrowers to convert the loans to fixed rates. Accordingly, there can be no assurance that yields on the Bank's adjustable rate loans will fully adjust to compensate for increases in the Bank's cost of funds. Finally, adjustable rate loans increase the Bank's exposure to decreases in prevailing market interest rates, although decreases in the Bank's cost of funds tend to offset this effect.

         Consumer Lending. The Bank's consumer loans consist primarily of home equity lines of credit secured by first or second mortgages on single-family residences in the Bank's market area, new and used automobile loans, and secured demand loans. These loans totaled approximately $1.1 million, $4.6 million and $800,000, respectively, at June 30, 2000. Management plans to continue the Bank's expansion of these programs as part of the Bank's plan to provide a wider range of financial services to the Bank's customers while increasing the Bank's portfolio yields.

         The Bank makes home equity lines of credit secured by the borrower's residence. These loans, combined with the first mortgage loan, which usually is from the Bank, generally are limited to 75% of the appraised value of the residence as long as the first mortgage is held by the Bank and 70% if the first mortgage is held by another lender. Home equity lines of credit are open-end with the rate on such loans adjusting monthly based on the Prime Rate as published in The Wall Street Journal as of the first day of the month.

         The Bank's new and used automobile loans generally are underwritten in amounts up to 85% of the purchase price, dealer cost or the loan value as published by the National Automobile Dealers Association (i.e., the "Black Book"). The terms of such loans generally do not exceed 60 months with loans for older used cars underwritten for shorter terms. The Bank requires that the vehicles be insured and that the Bank be listed as loss payee on the insurance policy. The Bank originates a portion of its automobile loans on an indirect basis through various dealerships located in its market area. See " -- Loan Solicitation and Processing."

         The Bank generally makes savings account loans for up to 80% of the balance of the account. The interest rate on these loans is generally two percentage points above the rate paid on the account, and interest is billed on a monthly basis. These loans are payable on demand, and the account must be pledged as collateral to secure the loan.

         Consumer loans generally involve more risk than first mortgage loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation,  and the  remaining  deficiency  often  does not  warrant  further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against the Bank, and a borrower may be able to assert against the Bank claims and defenses which it has against the seller of the underlying collateral. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan, and the value of the collateral.

         Loan Solicitation and Processing. The Bank's loan originations are derived from a number of sources, including referrals by realtors, builders, depositors, borrowers, as well as walk-in customers. In addition, the Bank originates a portion of its automobile loans on an indirect basis through various dealerships located in the Bank's market area. The Bank's solicitation programs consist of calls by the Bank's officers to local realtors and builders and advertisements in local newspapers, billboards and real estate-related periodicals. Real estate loans are originated by the Bank's staff loan officers and executive officers, none of whom receives commissions for loan originations. Loan applications are accepted at each of the Bank's offices for processing and approval.

         Upon receipt of a loan application from a prospective borrower, the Bank's staff obtains the necessary information and then prepares the file for processing. Once in processing, a credit report and verifications of the loan applicant's employment, income and credit standing are made. It is the Bank's policy to obtain an appraisal of the real estate intended to secure a proposed mortgage loan from a Bank-approved appraiser. The Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made, except when the Bank becomes aware of a particular risk of environmental contamination.

         It is the Bank's policy to record a lien on the real estate securing the loan and, in most instances, to obtain a title insurance policy which insures that the property is free of prior encumbrances. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a designated flood plain, paid flood insurance policies are required.

         The Board of Directors has the overall responsibility and authority for general supervision of the Bank's loan policies. The Board has established written lending policies for the Bank. The Bank has established a loan committee which is comprised of Board members and Executive Officers. Any loan committee member has the authority to approve mortgage loans of $200,000 or under.
Mortgage loans over $200,000 require the approval of one committee member accompanied by the approval of the Chairman of the Board. Consumer loans up to $20,000 may be approved by individual loan officers. Consumer loans greater than $20,000 must be approved by at least two members of the Bank's consumer loan committee which is comprised of all of the Bank's loan officers. Loan applicants are promptly notified of the decision of the Bank. It has been management's experience that substantially all approved loans are funded.

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

         The Bank receives fees in connection with loan originations, loan modifications, late payments, changes of property ownership, and for miscellaneous services related to its loans. Loan origination fees are calculated as a percentage of the loan principal. The Bank typically receives fees of up to 1.0% in connection with the origination of fixed rate mortgage loans. The excess, if any, of loan origination fees over direct loan origination expenses is deferred and accreted into income over the contractual life of the loan using the interest method. If a loan is prepaid, refinanced or sold, all remaining deferred fees with respect to such loan are taken into income at such time.

         Collection Policies. When a borrower fails to make a payment on a loan, the Bank generally takes prompt steps to have the delinquency cured and the loan restored to current status. Once the payment grace period has expired (in most instances 15 days after the due date), a late notice is mailed to the borrower, and a late charge is imposed, if applicable. Loans on which payments are 30 or more days delinquent and possess credit deficiencies or potential weaknesses are designated as "special mention." The Bank's Board of Directors reviews a list of all classified assets on a monthly basis. See " -- Asset Classification, Allowances for Losses and Non-performing Assets." If a loan remains delinquent 90 days or more, the Bank generally makes demand for payment and/or initiates foreclosure or other legal proceedings.

         Asset Classification, Allowances for Losses and Non-performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, an institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with an institution's classifications. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications on a monthly basis. At June 30, 2000, the Bank had $1,772 of assets classified as loss, no assets classified as doubtful, $36,104 of assets classified as substandard and $752,249 of assets designated as special mention.

         In extending credit, the Bank recognizes that losses will occur and that the risk of loss will vary with, among other things, the type of credit being extended, the creditworthiness of the obligor over the term of the obligation, general economic conditions and, in the case of a secured obligation, the quality of the security. It is management's policy to maintain allowances for losses based on, among other things, regular reviews of delinquencies and credit portfolio quality, character and size, the Bank's historical loss experience and current and forecasted economic conditions. The Bank increases its allowance for loan losses by charging provisions for losses against the Bank's income.

         Management actively monitors the Bank's asset quality and charges off loans against the allowance for losses on such loans and makes additional loss provisions in its discretion. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value or net realizable value of the collateral. Although management believes it uses the best information available to make determinations with respect to the allowance for losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

         At the date of foreclosure or other repossession, the Bank transfers the property to real estate acquired in settlement of loans at the lower of recorded investment in the loan or fair value, net of estimated cost of disposition. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through an appraisal at the time of foreclosure. Any amount of the recorded investment in the loan in excess of fair value is charged-off against the allowance for loan losses. Subsequent to foreclosure, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate may be recorded if certain conditions are met. At June 30, 2000, the Bank had no properties acquired in settlement of loans.

         The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                             Year Ended June 30,
                                                                  ------------------------------------------
                                                                         2000                  1999
                                                                         ----                  ----
                                                                               (In thousands)
Balance at beginning of period............................        $         98         $         76

Charge-offs...............................................                  --                  (5)

Recoveries................................................                  --                   --

Provision for loan losses.................................                  17                   27
                                                                  ------------         ------------

Balance at end of period..................................        $        115         $         98
                                                                  ============         ============

Ratio of net charge-offs during the period to average
  loans outstanding during the period.....................                0.00%               0.00%
                                                                  ============        =============

         The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                         At June 30,
                                            ----------------------------------------------------------------------
                                                         2000                                  1999
                                            --------------------------------     ---------------------------------
                                                               Percent of                           Percent of
                                                                Loans in                             Loans in
                                                                Category                             Category
                                                                to Total                             to Total
                                               AMOUNT             LOANS              AMOUNT           LOANS
                                              --------         -----------        ------------     --------
                                                                   (Dollars in thousands)
Real estate loans:
  One-to four-family residential.......     $        55             83.48%       $        55            87.17%
  Non-residential......................              --               .24                 --             0.72
Consumer and savings account loans.....              60             16.28                 43            12.11
                                            -----------       -----------        -----------      -----------
     Total allowance for loan losses...     $       115            100.00%       $        98           100.00%
                                            ===========       ============       ===========      ===========

         The Bank ceases accrual of interest on a loan when payment on the loan is delinquent in excess of 90 days. Income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments has been reestablished, in which case the loan is returned to accrual status.

         The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                                              At June 30,
                                                                  ----------------------------------
                                                                         2000                  1999
                                                                         ----                  ----
                                                                           (Dollars in thousands)

Loans accounted for on a non-accrual basis:(1) Real estate loans:
    One-to-four-family residential........................        $         18         $          6
     Non-residential......................................                  --                   --
Consumer and savings account loans........................                   1                    4
Other loans...............................................                  --                   --
                                                                  ------------         ------------
   Total..................................................        $         19         $         10
                                                                  ============         ============

Accruing loans which are contractually past due 90 days or more:
  Real Estate loans:
  One-to-four-family residential..........................        $         --         $         --
  Non-residential.........................................                  --                   --
Consumer and savings account loans........................                  --                   --
Other loans...............................................                  --                   --
                                                                  ------------         ------------
   Total..................................................        $         --         $         --
                                                                  ============         ============
   Total of non-accrual and accruing loans

Percentage of total loans.................................                0.05%                0.02%
                                                                  ============         ============
Other non-performing assets(2)............................        $         --         $         --
                                                                  ============         ============
Percentage of total assets................................                0.02%                0.01%
                                                                  ============         ============

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

         Interest   income   foregone  on   non-accrual   loans  was  considered
insignificant for the year ended June 30, 2000.

         At June 30, 2000, management had identified no loans which were not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms.

INVESTMENT ACTIVITIES

         The Bank is permitted under federal law to make certain investments, including investments in securities issued by FNMA, FHLMC, GNMA, various federal agencies and state and municipal governments; deposits at the FHLB of Atlanta; certificates of deposits in federally insured institutions; certain bankers' acceptances; and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB of Atlanta stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings institutions are required to maintain. For additional information, see "Regulation -- Regulation of the Bank -- Liquidity Requirements."

         The Bank invests in investment securities in order to diversify its assets, manage cash flow and interest rate risk, obtain yields, and maintain the minimum levels of qualified and liquid assets required by regulatory authorities. The investment activities of the Bank consist primarily of investments in mortgage-backed securities, U.S. Treasury and U.S. Government agency securities, and other securities. Investment decisions are generally made by the President of the Bank and are ratified by the Board of Directors. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank's investment policy. The Bank's investment policy does not permit the Bank to invest in any futures, options or high risk mortgage derivatives, including residual interests in collateralized mortgage obligations and other real estate mortgage investment conduits, stripped mortgage-backed securities and other investments that exhibit a high degree of price volatility.

         Securities designated as "available for sale" are carried at their fair value with unrealized gains or losses, net of tax effect, recognized in equity. Securities designated as held to maturity are carried at amortized cost. At June 30, 2000, investment securities with an aggregate amortized cost of $27.8 million and an aggregate fair value of $27.1 million were included in the portfolio of securities designated as available for sale. The aggregate impact on equity was a net decrease of approximately $254,000 for the year ended June 30, 2000. The gross unrealized loss on securities available for sale for the year ended June 30, 2000 was approximately $734.000. For additional information, see Consolidated Statements of Stockholders' Equity and Note 6 to Consolidated Financial Statements in the Annual Report filed as Exhibit 13 to this Report. Securities designated as "held to maturity" are those assets which the Bank has the ability and management has the intent to hold to maturity. Upon acquisition, securities are classified as to the Bank's intent.

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

         The Bank's mortgage-backed securities portfolio consists primarily of seasoned fixed-rate and adjustable rate mortgage-backed securities. At June 30, 2000, the Bank had $23.9 million in mortgage-backed securities (representing 24.4% of total assets) which are considered to be held to maturity and which are insured or guaranteed by FNMA, FHLMC or GNMA.

         Agency Notes. The Bank has also invested in notes issued by the FHLB, FHLMC and FNMA. Such notes had an aggregate balance of $15.8 million at June 30, 2000 and are neither insured nor guaranteed by the United States. The issuing agency has the right to prepay such notes at face value at certain pre-established dates. The weighted average maturity and coupon rate of the Bank's agency notes were 65 months and 6.729%, respectively, at June 30, 2000.

         The following table sets forth the carrying value of the Bank's investment portfolio at the dates indicated.

                                                                                             At June 30,
                                                                                    ------------------------------
                                                                                        2000            1999
                                                                                        ----            ----
                                                                                           (In thousands)

Securities available for sale:(1)
  U.S. Treasury securities.................................................         $     4,273    $     5,306
  U.S. Government agency securities........................................              22,112         15,321
  Federal Home Loan Bank stock.............................................                 724            724
                                                                                    -----------    -----------
    Total securities available for sale....................................         $    27,109    $    21,351
                                                                                    ===========    ===========

Securities held to maturity:(2)
  U.S. Government agency securities........................................         $    23,886    $    23,706
                                                                                    -----------    -----------
    Total securities held to maturity......................................         $    23,886    $    23,706
                                                                                    ===========    ===========
Total securities...........................................................         $    50,995    $    45,057
                                                                                    ===========    ===========

---------------
(1) The carrying value is the approximate fair value of the security at each reporting date. (2) The carrying value is the amortized cost of the security at each reporting date.

         The following table sets forth information regarding the scheduled maturities, amortized costs, fair values and weighted average yields for the Bank's investment securities at June 30, 2000.

                                      One Year or Less         One to Five Years         Five to Ten Years
                                    ---------------------    ---------------------    ----------------------
                                    Carrying   Average       Carrying   Average       Carrying    Average
                                      VALUE      YIELD         VALUE      YIELD         VALUE       YIELD
                                    ---------  ---------     ---------  ---------     ---------   ---------
                                                                                      (Dollars in Thousands)
Securities available for sale:(1)
 U.S. treasury securities......     $ 3,288         5.7%     $    985        5.7%     $     --         --%
 U.S. Government agency
 Federal Home Loan Bank stock..         724         7.7            --         --            --         --
                                    -------     -------      --------   --------      --------    -------
Total securities available for sale $ 4,662         6.1%     $ 11,007        6.3%     $  5,962        7.0%
                                    =======    ========      ========   ========      ========    =======

Securities held to maturity:(2)
 U.S. Government agency
Total securities...............     $ 4,858         6.1%     $ 14,956        6.6%     $ 19,141        7.0%
                                    =======    ========      ========   ========      ========    =======

(TABLE CONTINUED)

                                       More than Ten Years          Total Investment Portfolio
                                      ---------------------     -----------------------------------
                                      Carrying   Average        Amortized      Fair     Average
                                        VALUE      YIELD            COST       VALUE       YIELD
                                      ---------  ---------      -----------  ---------  --------

Securities available for sale:(1)
 U.S. treasury securities......       $     --       --%       $   3,955   $  4,273         5.7%
 U.S. Government agency
 Federal Home Loan Bank stock..             --       --              724        724         7.7
                                      --------   ------        ---------   --------    --------
Total securities available for sale   $  5,478      6.6%       $  27,843   $ 27,109         6.5%
                                      ========   ======        =========   ========    ========

Securities held to maturity:(2)
 U.S. Government agency
Total securities...............       $ 12,040      6.9%       $  51,729   $ 50,750          6.8%
                                      ========   ======        =========   ========    =========

--------------------
(1) Carrying value of securities available for sale is their approximate fair value at the reporting date. Average yield on securities available for sale is based on their amortized historical costs at the reporting date.
(2) Carrying value of securities held to maturity is their amortized historical cost at their reporting date. Average yield on securities held to maturity is based on their amortized historical cost at the reporting date.

         For additional information, see Notes 6 and 7 of Notes to Consolidated Financial Statements in the Annual Report filed as Exhibit 13 to this Report.

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

         The Bank's policies are designed primarily to attract deposits from local residents through the Bank's branch network rather than from outside the Bank's market area. The Bank's interest rates, maturities, service fees and withdrawal penalties on deposits are established by management on a periodic basis. Management determines deposit interest rates and maturities based on the Bank's funds acquisition and liquidity requirements, the rates paid by the
Bank's competitors, the Bank's growth goals, and applicable regulatory restrictions and requirements. The Bank does not solicit deposits from brokers and currently does not bid for public unit funds.

         The Bank plans to remain competitive in its primary market area by introducing new products and services which include various checking account products, enhancements to the savings portfolio, offering competitive interest rates and fees, and to attract new customers by providing full service banking.

         Deposits in the Bank as of June 30, 2000 were represented by the various programs described below.

Interest              Minimum                                               Minimum                    Percentage of
RATE                   TERM                       CATEGORY                   AMOUNT        BALANCES    TOTAL SAVINGS
----                   ----                       --------                   ------        --------    -------------
                                                                                       (In thousands)

1.961%          None                 NOW Accounts                         $     100     $         362       0.44%
2.520           None                 Passbook Statement Accounts                100             3,608       4.43
3.989           None                 Gold Star Savings Account                  100             1,628       2.00
2.020           None                 Money Market Deposit Account             1,500               345       0.42
1.752           None                 High Yield Account                         100             1,458       1.79
2.250           None                 Best Checking Account                       50               202       0.25
1.944           None                 Merit Checking                              50               674       0.83
2.249           None                 Classic 55 Checking                         50             1,522       1.87
0.000           None                 Free Checking                               --               111       0.14
0.000           None                 Business Checking                           50                44       0.05
2.128           None                 First Checking                              50             1,391       1.71

                                     CERTIFICATES OF DEPOSIT
                                     -----------------------

2.000           91 Days              3-Month Money Market                     1,000                 7       0.01
5.884           5 Month              Fixed Term, Fixed Rate                   1,000             5,034       6.18
4.300           182 Days             6-Month Money Market                     1,000             1,796       2.21
5.730           7 Month              Fixed Term, Fixed Rate                   1,000             4,027       4.95
4.992           8 Month              Fixed Term, Fixed Rate                   1,000             4,364       5.36
3.000           9 Month              Fixed Term, Fixed Rate                   1,000               380       0.47
4.100           10 Month             Fixed Term, Fixed Rate                   1,000               881       1.08
4.000           12 Month             Fixed Term, Fixed Rate                   1,000             1,229       1.51
4.005           14 Month             Fixed Term, Fixed Rate                   1,000             2,337       2.87
4.083           18 Month             Fixed Term, Fixed Rate                   1,000             1,270       1.56
4.276           18 Month-IRA         Fixed Term, Fixed Rate - IRA               250             1,890       2.32
4.285           20 Month             Fixed Term, Fixed Rate                   1,000             2,507       3.08
4.866           24 Month             Fixed Term, Fixed Rate                   1,000             2,405       2.95
5.325           30 Month             Fixed Term, Fixed Rate                   1,000             4,971       6.10
6.093           36 Month             Fixed Term, Fixed Rate                   1,000             7,934       9.74
5.560           48 Month             Fixed Term, Fixed Rate                   1,000             1,633       2.01
5.347           60 Month             Fixed Term, Fixed Rate                   1,000             4,263       5.24
4.924           72 Month             Fixed Term, Fixed Rate                   1,000               146       0.18
5.525           96 Month             Fixed Term, Fixed Rate                   1,000                37       0.05
5.733           120 Month            Fixed Term, Fixed Rate                   1,000               852       1.05
5.745           3-Month-State        Fixed Term, Fixed Rate                   1,000             1,325       1.63
5.000           Negotiated           Negotiated Jumbo                       100,000                58       0.07
5.500           11 Month             Fixed Term, Fixed Rate                   1,000             3,081       3.78
5.481           17 Month             Fixed Term, Fixed Rate                   1,000             3,556       4.37
7.000           19 Month             Fixed Term, Fixed Rate                   1,000            14,109      17.32
                                                                                               ------  ---------
                                                                   Total..............       $ 81,437     100.00%
                                                                                             ========  =========

         The following tables set forth the average balances and average interest rates paid for deposits in the Bank as of the dates indicated.

                                                               Year Ended June 30,
                             -----------------------------------------------------------------------------------------
                                               2000                                           1999
                             ------------------------------------------    -------------------------------------------
                                           Interest-                                       Interest-
                                            Bearing                                         Bearing
                              Passbook       Demand      Certificates        Passbook       Demand      Certificates
                               SAVINGS      DEPOSITS      OF DEPOSIT         SAVINGS       DEPOSITS      OF DEPOSIT
                               -------      --------      ----------         -------       --------      ----------
                                                            (Dollars in thousands)

Average balance..........    $   5,106    $    6,160    $   70,006         $    5,119    $    8,759     $     67,757
Average interest rate....         3.92%         2.44%         5.07%              3.39%         2.82%           5.35%

         The following table sets forth the certificates of deposit in the Bank classified by rates at the dates indicated.

                                               At June 30,
                                      ------------------------------
                                          2000             1999
                                        --------         ------
                                             (In thousands)


               2.00 - 4.00%......     $    5,400        $    7,490
               4.01 - 6.00%......         37,066            57,546
               6.01 - 8.00%......         27,509             1,048
               8.01 - 10.00%.....            118               122
                                      ----------        ----------
                                      $   70,093        $   66,206
                                      ==========        ==========


         The following table indicates the amount of the certificates of deposit of $100,000 or more in the Bank by time remaining until maturity at June 30, 2000.

                                                         Certificates
                       MATURITY PERIOD                   OF DEPOSITS
                       ---------------                   -----------
                                                        (In thousands)

        Three months or less....................       $      2,255
        Over three through six months...........              1,683
        Over six through twelve months..........              1,389
        Over twelve months......................              6,287
                                                       ------------
             Total..............................       $     11,614
                                                       ============

         Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investment and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank had no borrowings from the FHLB as of June 30, 2000, and management currently does not expect to borrow from the FHLB in the future.

SUBSIDIARY ACTIVITIES

         Federally chartered savings institutions are permitted to invest up to 2% of their assets in subsidiary service corporations, plus an additional 1% in subsidiaries engaged in specific community purposes. Under such limitation, as of June 30, 2000, the Bank was authorized to invest approximately $2.0 million in the stock of or loans to subsidiaries. The Bank currently does not have a subsidiary.

                                   REGULATION

GENERAL

         The Bank is chartered as a federal savings institution under the Home Owners' Loan Act, as amended (the "HOLA"), which is implemented by regulations adopted and administered by the OTS. As a federal savings institution, the Bank is subject to regulation, supervision and regular examination by the OTS. The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. Federal banking laws and regulations control, among other things, the Bank's required reserves, investments, loans, mergers and consolidations, payment of dividends and other aspects of the Bank's operations. The deposits of the Bank are insured by the SAIF administered by the FDIC to the maximum extent provided by law. In addition, the FDIC has certain regulatory and examination authority over OTS-regulated savings institutions and may recommend enforcement actions against savings institutions to the OTS. The supervision and regulation of the Bank is intended primarily for the protection of the deposit insurance fund and the Bank's depositors rather than for holders of the Company's stock or for the Company as the holder of the stock of the Bank.

         As a savings and loan holding company, the Company is registered with the OTS and subject to OTS regulation and supervision under the HOLA. The Company also is required to file certain reports with, and otherwise comply with the rules and regulations of, the Commission under the federal securities laws.

         The following discussion is intended to be a summary of certain statutes, rules and regulations affecting the Bank and the Company. A number of other statutes and regulations have an impact on their operations. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

FINANCIAL MODERNIZATION LEGISLATION

         On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") was enacted into law. The GLB Act makes sweeping changes in the authorized activities of banks and their holding companies. In particular, the GLBA Act repealed the Glass-Steagall Act, which had generally prevented banks from affiliating with securities firms, and also permitted bank holding companies for the first time to affiliate with insurance companies. A new "financial holding company," which owns only well capitalized and well-managed banks, will be permitted to engage in a variety of financial activities, including insurance and securities underwriting and insurance agency activities. The financial holding company provisions of the GLB Act are not expected to have a material effect on the Company or the Bank.

         The GLB Act also places substantial restrictions on the activities of companies that apply to become savings and loan holding companies after May 4, 1999. However, the GLB Act permits unitary savings and loan holding companies in existence on May 4, 1999, including the Company, to continue to engage in all activities that they were permitted to engage in prior to the enactment of the Act. Under such authority, the Company's business powers are essentially unlimited, provided that the Bank remains a qualified thrift lender. However, the GLB Act further provides that a unitary thrift holding company in existence on May 4, 1999, will lose its exempt status if it or its subsidiary thrift is sold to any unaffiliated company other than another grandfathered unitary thrift holding company. The GLB Act is not expected to have a material effect on the activities in which the Company and the Bank currently engage, except to the extent that competition with banks and bank holding companies may increase as they engage in activities not permitted prior to enactment of the GLB Act.

         In addition, the GLB Act adopts a number of consumer protections, including provisions intended to protect privacy of bank customers' financial information and new requirements for the disclosure of ATM fees imposed by banks on customers of other banks. Most of the GLB Act's provisions have delayed effective dates and require the adoption of implementing regulations to implement the statutory provisions. Accordingly, at this time the Bank is unable to predict the eventual impact of the Act on its operations.

REGULATION OF THE BANK

         BUSINESS ACTIVITIES. The Bank derives its lending and investment powers from the HOLA and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of commercial paper and debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations.

         BRANCHING. Subject to certain limitations, OTS regulations currently permit a federally chartered savings institution like the Bank to establish branches in any state of the United States, provided that the federal savings institution qualifies as a "domestic building and loan association" under the Internal Revenue Code. See "-- Qualified Thrift Lender Test." The authority for a federal savings institution to establish an interstate branch network would facilitate a geographic diversification of the institution's activities.

         REGULATORY CAPITAL. The OTS' capital adequacy regulations require savings institutions such as the Bank to meet three minimum capital standards: a "core" capital requirement of 4% of adjusted total assets (or 3% if the institution is rated Composite 1 under the CAMELS examination rating system), a "tangible" capital requirement of 1.5% of adjusted total assets, and a "risk-based" capital requirement of 8% of total risk-based capital to total risk-weighted assets. In addition, the OTS has adopted regulations imposing certain restrictions on savings institutions that have a total risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total assets of less than 4%. See "-- Prompt Corrective Regulatory Action."

         The core capital, or "leverage ratio," requirement mandates that most savings institutions maintain core capital equal to at least 3% of adjusted total assets. "Core capital" includes common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries and certain nonwithdrawable accounts and pledged deposits and is generally reduced by the amount of the savings institution's intangible assets, with limited exceptions for permissible mortgage servicing rights ("MSRs") and purchased credit card relationships. Core capital is further reduced by the amount of a savings institution's investments in and loans to subsidiaries engaged in activities not permissible for national banks. At June 30, 2000, the Bank had no such investments.

         The risk-based capital standards of the OTS require maintenance of core capital equal to at least 4% of risk-weighted assets and total capital equal to at least 8% of risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" includes core capital plus supplementary capital, provided that the amount of supplementary capital does not exceed the amount of core capital. Supplementary capital includes preferred stock that does not qualify as core capital, nonwithdrawable accounts and pledged deposits to the extent not included in core capital, perpetual and mandatory convertible subordinated debt and maturing capital instruments meeting specified requirements and a portion of the institution's loan and lease loss allowance.

         The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight, which range from 0% to 100% as assigned by the OTS capital regulations based on the risks the OTS believes are inherent in the type of asset. Comparable risk weights are assigned to off-balance sheet assets.

         The OTS risk-based capital regulation also includes an interest rate risk ("IRR") component that requires savings institutions with greater than normal IRR, when determining compliance with the risk-based capital requirements, to maintain additional total capital. The OTS has, however, indefinitely deferred enforcement of its IRR requirements.

         The  following  table  sets  forth  the  Bank's   compliance  with  its
regulatory capital requirements at June 30, 2000.


                                     The Bank's Capital        Capital Requirements        Excess Capital
                                   -----------------------    ----------------------    ---------------------
                                     AMOUNT      PERCENT        AMOUNT     PERCENT        AMOUNT     PERCENT
                                     ------      -------        ------     -------        ------     -------
                                                             (Dollars in thousands)
Tangible capital..............     $  14,654        14.8%     $  1,484         1.5%     $  13,170       13.3%
Core capital..................     $  14,654        14.8%     $  3,956         4.0%     $  10,698       10.8%
Total risk-based capital......     $  14,769        50.0%     $  2,367         8.0%     $  12,402       42.0%

         PROMPT CORRECTIVE REGULATORY ACTION. Under the OTS prompt corrective action regulations, the federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet certain minimum capital requirements, including a leverage limit and a risk-based capital requirement. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to become undercapitalized. The federal banking regulators, including the OTS, have issued regulations that classify insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards.

         Under the joint prompt corrective action regulations, a "well-capitalized" institution is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a ratio of Tier 1 capital to total assets ("leverage ratio") of 5%. An "adequately capitalized" institution is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the institution has the highest composite examination rating. An institution not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which its capital levels are below these standards. An institution that falls within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions required by OTS regulations. As of June 30, 2000, the Bank was "well-capitalized" as defined by the regulations.

         FEDERAL DEPOSIT INSURANCE. The FDIC has adopted a risk-based insurance assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessment rates for SAIF-member institutions like the Bank depend on the capital category and supervisory category to which they are assigned and currently range from 0 basis points to 27 basis points. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the predecessor to the SAIF. The assessment rate for FICO bond servicing is approximately .0216% of insured deposits for the year 2000.

         The Federal Deposit Insurance Act also provides that the FDIC may not assess regular insurance assessments for the SAIF unless required to maintain or to achieve the designated reserve ratio of 1.25%, except for such assessments on those institutions that are not classified as "well-capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. The Bank is classified as "well-capitalized" and has not been found by the OTS to have such supervisory weaknesses.

         QUALIFIED THRIFT LENDER TEST. The HOLA and OTS regulations require all savings institutions to satisfy one of two Qualified Thrift Lender ("QTL") tests or to suffer a number of sanctions, including restrictions on activities. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code (the "Code") by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans, and investments in premises of the institution or (ii) satisfy the HOLA's QTL test by maintaining at least 65% of "portfolio assets" in certain "Qualified Thrift Investments." For purposes of the HOLA's QTL test, portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (a) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, (b) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, and (c) loans to small businesses, student loans and credit card loans. In addition, subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small business in "credit needy" areas.

         A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its Federal Home Loan Bank. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its Federal Home Loan Bank. In addition, the holding company of such an institution, such as the Company, would similarly be required to register as a bank holding company with the Federal Reserve Board. At June 30, 2000, the Bank qualified as a QTL.

         SAFETY AND SOUNDNESS STANDARDS. The FDI Act requires the federal banking agencies, including the OTS, to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards pursuant to the statute. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

         LIMITATIONS ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A savings institution must give notice to the OTS at least 30 days before declaration of a proposed capital distribution to its holding company, and capital distributions in excess of specified earnings or by certain institutions are subject to approval by the OTS. Under the OTS capital distribution regulations, a savings institution that (i) qualifies for expedited treatment of applications by maintaining one of the two highest supervisory examination ratings, (ii) will be at least adequately capitalized after the proposed capital distribution and (iii) is not otherwise restricted by applicable law in making capital distributions may, without prior approval by the OTS, make capital distributions during a calendar year equal to its net income for such year plus its retained net income for the preceding two years. Capital distributions in excess of such amount would require prior OTS approval.

         Under OTS regulations, the Bank would not be permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of the Conversion. In addition, under the prompt corrective action regulations of the OTS, the Bank would be prohibited from paying dividends if the Bank were classified as
"undercapitalized"  under  such  rules.  See "--  Prompt  Corrective  Regulatory
Action."

         In addition to the foregoing, earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of dividends or other distributions to the Company without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See "Taxation."

         TRANSACTIONS WITH AFFILIATES. The Bank is subject to restrictions imposed by Sections 23A and 23B of the Federal Reserve Act on extensions of credit to, and certain other transactions with, the Company and other affiliates, and on investments in the stock or other securities thereof. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by specified collateral, and require such transactions to have terms comparable to terms of arms-length transactions with third persons. Further, such secured loans and other transactions and investments by the Bank are generally limited in amount as to the Company and as to any other affiliate to 10% of the Bank's capital and surplus and as to the Company and all other affiliates to an aggregate of 20% of the Bank's capital and surplus. These restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses.

         RESERVE REQUIREMENTS. Pursuant to regulations of the Federal Reserve Board (the "FRB"), all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $5.0 million of transaction accounts, and reserves equal to 3% must be maintained on the next $44.3 million of transaction accounts, plus reserves equal to 10% on the remainder. These percentages are subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 2000, the Bank met its reserve requirements.

         LIQUIDITY REQUIREMENTS. The Bank is required by OTS regulation to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, qualifying mortgage-related securities and mortgage loans, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable accounts plus short-term borrowings. The average daily liquidity ratio of the Bank for the month ended June 30, 2000 was 22.9%.

         FEDERAL HOME LOAN BANK SYSTEM. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement, with an investment in FHLB stock at June 30, 2000 of $724,000. Banks and savings associations generally may obtain long-term FHLB advances only for the purpose of providing funds for residential housing finance; however, depository institutions with less than $500 million in assets may also obtain such financing for use in small business and small farm lending. At June 30, 2000, the Bank had no advances outstanding from the FHLB.

REGULATION OF THE COMPANY

         The Company is a savings and loan holding company under the HOLA and, as such, is subject to OTS regulation, supervision and examination. In addition, the OTS has enforcement authority over the

Company and its non-savings institution subsidiaries and may restrict or prohibit activities that are determined to represent a serious risk to the safety, soundness or stability of the Bank or any other subsidiary savings institution.

         Under the HOLA, a savings and loan holding company is required to obtain the prior approval of the OTS before acquiring another savings institution or savings and loan holding company. A savings and loan holding company may not (i) acquire, with certain exceptions, more than 5% of a non-subsidiary savings institution or a non-subsidiary savings and loan holding company; or (ii) acquire or retain control of a depository institution that is not insured by the FDIC. In addition, while the Bank generally may acquire a savings institution by merger in any state without restriction by state law, the Company could acquire control of an additional savings institution in a state other than Kentucky only if such acquisition is permitted under the laws of the target institution's home state.

         As a unitary savings and loan holding company, grandfathered under the GLB Act, the Company generally is not subject to any restriction as to the types of business activities in which it may engage, provided that the Bank continues to satisfy the QTL test. See "Regulation - Financial Modernization Legislation" and "-- Regulation and Supervision of the Bank -- Qualified Thrift Lender Test." Upon any non-supervisory acquisition by the Company of another savings institution that is held as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for financial holding companies under the Bank Holding Company Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

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

         Beginning  with the first  taxable year  beginning  after  December 31,
1995, savings institutions, such as the Bank, have been treated the same as commercial banks. Institutions with $500 million or more in assets are able to take a tax deduction only when a loan is actually charged off. Institutions with less than $500 million in assets are still permitted to make deductible bad debt additions to reserves, but only using the experience method. As a result, thrifts must recapture into taxable income the amount of their post-1987 tax bad debt reserves over a six-year period beginning after 1995. This recapture can be deferred for up to two years if the thrift satisfies a residential loan portfolio test. At June 30, 2000, the Bank's post-1987 tax bad debt reserve subject to recapture was approximately $93,000. The Bank recaptured approximately $46,000 of this reserve into taxable income in the year ended June 30, 2000. The recapture did not have any effect on the Bank's net income because the related tax expense had already been accrued.

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

         Earnings appropriated to the Bank's tax bad debt reserves and claimed as tax deductions will not be available for the payment of cash dividends or other distributions to the Company (including distributions made upon dissolution or liquidation), unless the Bank includes the amounts distributed in taxable income, along with the amounts deemed necessary to pay the resulting federal income tax. At June 30, 2000, the Bank had approximately $2.8 million of pre-1988 accumulated bad debt reserves for which federal income taxes have not been provided.

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

         The Bank's federal income tax returns have not been examined by the regulatory authorities within the past five years. For additional information, see Note 11 of Notes to Consolidated Financial Statements in the Annual Report filed as Exhibit 13 to this Report.

EMPLOYEES

         As of June 30, 2000, the Company and the Bank had 28 full-time employees, none of whom was represented by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

         The following table sets forth information regarding the Bank's offices at June 30, 2000.

                                                                   Net Book                                Owned
                                                  Year             Value at           Approximate            or
                                                 OPENED          JUNE 30, 2000      SQUARE FOOTAGE         LEASED
                                               ----------        -------------      --------------       --------

MAIN OFFICE:
221 South 6th Street                              1968         $     216,529             6,500             Owned
Gadsden, Alabama  35901

BRANCH OFFICES:
202 Sand Mountain Drive                           1965                 2,901             1,405             Leased
Albertville, Alabama  35950

2204 Henry Street                                 2000               198,293             1,100             Owned
Guntersville, Alabama 35976

390 W. Main Street                                1994                 6,637             2,263             Leased
Centre, Alabama  35960

         The net book value of the Bank's investment in furnishings and equipment totaled $48,155 at June 30, 2000.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 2000, the Company was a party to litigation and claims in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by this item is incorporated by reference to "Item 1. Description of Business - Regulation - Regulation of the Bank - Limitations on Capital Distributions" herein and "Market for Common Stock and Related Stockholder Matters" and Note 2 of the Notes to Consolidated Financial Statements in the portions of the Annual Report filed as Exhibit 13 to this Report.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information concerning the directors and executive officers of the Company is incorporated herein by reference to the section captioned "Election of Directors" in the Proxy Statement.

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

NO.                                 DESCRIPTION
3.1 *                      Certificate of Incorporation of The Southern Banc Company, Inc.

3.2 *                      Bylaws of The Southern Banc Company, Inc.

4.1 *                      Specimen Common Stock Certificate of The Southern Banc Company, Inc.

4.2**                      Rights Agreement

10.1 ***                   Employment  Agreements  between The Southern Banc Company,  Inc. and First Federal Savings and Loan
                           Association of Gadsden and James B. Little Jr.

10.2 ***                   First Federal Savings and Loan Association of Gadsden  Supplemental  Executive  Retirement Agreement

10.3 ****                  The Southern Banc Company, Inc. 1996 Stock Option and Incentive Plan and trust

10.4 ****                  First Federal  Savings and Loan  Association of Gadsden  Management  Recognition  Plan and trust

10.5 *****                 1997  Amendments to  Employment  Agreements  between the Southern  Banc Company,  Inc. and First Federal
                           Savings and Loan Association of Gadsden and James B. Little Jr.

10.6 *****                 Employment  Agreements  between The Southern Banc Company,  Inc. and First Federal Savings and Loan
                           Association of Gadsden and Gates Little

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


21                         Subsidiaries

23                         Consent of Arthur Andersen LLP

27                         Financial Data Schedule (SEC use only)

----------------
*        Incorporated by reference to Registration Statement on Form 8-A (No. 1-13964).
**       Incorporated by reference to Current Report on Form 8-K dated July 15, 1999.
***      Incorporated by reference to Registration Statement on Form S-1 (No. 33-93218).
****     Incorporated by reference to Registration Statement on Form S-8 (No. 333-3546).
*****    Incorporated by reference to Annual Report on Form 10-KSB for fiscal year ended June 30, 2000

     (b) Reports on Form 8-K. There were no Current Reports on Form 8-K filed during the last quarter of fiscal year 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the date indicated below.

                                      THE SOUTHERN BANC COMPANY, INC.


Date:  September 27, 2000             By:      /S/ JAMES B. LITTLE JR.
                                           -------------------------------------
                                           James B. Little Jr.
                                           Chairman of the Board and Chief
                                           Executive Officer
                                           (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below as of the date indicated above.

By:  /S/ JAMES B. LITTLE, JR.                                          By:  /S/ THOMAS F. DOWLING
     ---------------------------------------------------------              ---------------------
      James B. Little, Jr.                                                  Thomas F. Dowling
      Chairman of the Board and Chief Executive Officer                     Director
      (Director and Principal Executive, Financial
      and Accounting Officer)


By:  /S/ CRAIG G. CANTRELL                                             By:  /S/ JAMES B. LITTLE III
     ---------------------------------------------------------              -----------------------
      Craig G. Cantrell                                                     James B. Little III
      Director                                                              Director


By:  /S/ GRADY GILLAM                                                  By:  /S/ GATES LITTLE
     ---------------------------------------------------------              ----------------
      Grady Gillam                                                          Gates Little
      Director                                                              President and Director


By:  /S/ REX G. KEELING, JR.                                           By:  /S/ FRED TAYLOR
     ---------------------------------------------------------              ---------------
      Rex G. Keeling, Jr.                                                   Fred Taylor
      Director                                                              Director