Form 10KSB/A
period 2000-06-30
SOUTHERN BANC CO INC
filed 2000-10-06
CIK 946453

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A


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

                                      THE SOUTHERN BANC COMPANY, INC.


Date:  October 3, 2000              By:      /S/ JAMES B. LITTLE JR.
                                           -------------------------------------
                                           James B. Little Jr.
                                           Chairman of the Board, President and
                                           Chief Executive Officer
                                           (Duly Authorized Representative)