Form 10QSB
period 2000-09-30
SOUTHERN BANC CO INC
filed 2000-11-14
CIK 946453

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000


                         Commission File Number: 1-13964

                         The Southern Banc Company, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



          Delaware                                            63-1146351
          --------                                            ----------
(State of incorporation)                                    (I.R.S. Employer
                                                           Identification No.)


  221 S. 6th Street, Gadsden, Alabama                         35901-4102
  -----------------------------------                         ----------
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


As of November 13, 2000, there were 1,006,498 shares of the registrant's Common Stock, par value $0.01 per share, issued and outstanding.


Transitional small business disclosure format (check one): Yes No X
                                                                 ---

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         THE SOUTHERN BANC COMPANY, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Dollar Amounts in Thousands)

                                                       September 30,    June 30,
                                                           2000           2000
                                                           ----           ----

ASSETS

CASH AND CASH EQUIVALENTS                                  $  5,744    $  5,746
SECURITIES AVAILABLE FOR SALE, at fair value                 29,859      27,109
SECURITIES HELD TO MATURITY, at amortized cost
    fair value of $22,398  and $23,640, respectively         22,615      23,886
LOANS RECEIVABLE, net                                        38,638      39,840
PREMISES AND EQUIPMENT, net                                     472         473
ACCRUED INTEREST AND DIVIDENDS RECEIVABLE                       736         677
PREPAID EXPENSES AND OTHER ASSETS                               197         356

                                                           --------    --------
TOTAL ASSETS                                               $ 98,261    $ 98,087
                                                           ========    ========
LIABILITIES

DEPOSITS                                                   $ 81,394    $ 81,436
OTHER LIABILITIES                                               352         331

                                                           --------    --------
TOTAL LIABILITIES                                            81,746      81,767

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share
    500,000 shares authorized, shares issued
    and outstanding-- none                                        0           0
 Common stock, par value $.01 per share,
    3,500,000 authorized, 1,454,750 shares issued                15          15
 Treasury stock, at cost, 448,252 and 446,252 shares,
    respectively                                             (5,642)     (5,624)
 Additional paid-in capital                                  13,720      13,745
 Unearned  compensation                                        (458)       (536)
 Shares held in trust,
    65,275 and 65,275 shares, respectively                     (846)       (846)
 Retained Earnings                                           10,056      10,035
 Accumulated other comprehensive loss                          (330)       (469)
                                                           --------    --------
TOTAL STOCKHOLDERS' EQUITY                                   16,515      16,320
                                                           --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 98,261    $ 98,087
                                                           ========    ========

The accompanying notes are an integral part of these condensed consolidated statements.

                         THE SOUTHERN BANC COMPANY, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollar Amounts in Thousands, except per share data)

                                                             Three Months Ended
                                                                September 30,

                                                               2000      1999
                                                               ----      ----

INTEREST INCOME:
  Interest and fees on loans                                 $    749   $    786
  Interest and dividends on securities available for sale         474        362
  Interest and dividends on securities held to maturity           432        446
  Other interest income                                            80        117
                                                             --------   --------
              Total interest income                             1,735      1,711

INTEREST EXPENSE:
  Interest on deposits                                          1,105        973
                                                             --------   --------
              Net interest income                                 630        738
  Provision for loan losses                                        30          0
                                                             --------   --------
              Net interest income after provision
                for loan losses                                   600        738
                                                             --------   --------
NON-INTEREST INCOME:
   Fees and other non-interest income                              33         30
                                                             --------   --------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                                  301        340
  Office building and equipment expenses                           80         69
  Other operating expense                                          80        118
                                                             --------   --------
           Total non-interest expense                             461        527
                                                             --------   --------
  Income before income taxes                                      172        241

PROVISION FOR INCOME TAXES                                         63         85
                                                             --------   --------
            Net Income                                       $    109   $    156
                                                             ========   ========
EARNINGS PER SHARE:
           Basic                                             $   0.12   $   0.17
           Diluted                                           $   0.12   $   0.17

DIVIDENDS DECLARED PER SHARE                                 $ 0.0875   $ 0.0875

AVERAGE SHARES OUTSTANDING:
           Basic                                              883,097    910,032
           Diluted                                            890,829    926,341

The accompanying notes are an integral part of these condensed consolidated statements.

                         THE SOUTHERN BANC COMPANY, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)

                                                                           For The Three Months Ended
                                                                                  September 30,

                                                                                 2000       1999
                                                                                 ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                  $   109    $   156
   Adjustments to reconcile net income to net cash
     provided by operating activities:
              Depreciation                                                          12         10
              Amortization (accretion), net                                        (36)        (7)
              Amortization of unearned compensation                                 78         91
              Provision for loan losses                                             30          0
              Change in assets and liabilities:
              Increase in accrued interest &  dividends receivable                 (59)       (78)
              (Increase) decrease in other assets                                  159        (19)
              (Increase) decrease in other liabilities                             (59)        35

                                                                               -------    -------
                                Total adjustments                                  125         32
                                                                               -------    -------
                                Net cash provided by operating activities          234        188
                                                                               -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available for sale                                   (2,550)    (6,169)
   Proceeds from maturities and principal payments on
       securities available for sale                                               451      1,364
   Purchases of securities held to maturity                                       (441)    (4,500)
   Proceeds from maturities and principal payments on
       securities held to maturity                                               1,282      1,584
   Net loan (originations) repayments                                            1,172        (62)
   Capital expenditures                                                            (11)        (4)

                                                                               -------    -------
                                 Net cash used in investing activities             (97)    (7,787)
                                                                               -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in deposits, net                                           (42)       949
    Increase in advance payments by borrowers
        for taxes and insurance                                                      9         12
    Dividends paid                                                                 (72)       (77)
    Purchases of shares held in trust                                              (16)       (17)
    Purchase of treasury stock                                                     (18)      (232)
    Increase  in FHLB Advances                                                       0      5,000
                                                                               -------    -------
                                 Net cash provided by financing activities        (139)     5,635

    Net decrease in cash and cash equivalents                                       (2)    (1,964)
                                                                               -------    -------
CASH AND CASH EQUIVALENTS, beginning of period                                   5,746      8,681
                                                                               -------    -------
CASH AND CASH EQUIVALENTS, end of period                                       $ 5,744    $ 6,717
                                                                               =======    =======
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
    Income taxes                                                               $    90    $    85
                                                                               =======    =======
    Interest                                                                   $ 1,231    $   921
                                                                               =======    =======
    Non-cash transactions:
    Change in unrealized net gain/ (loss) on securities available for sale,
       net                                                                     $   139    $   (14)
                                                                               =======    =======

                         THE SOUTHERN BANC COMPANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2000 and June 30, 2000, and for the three month periods ended September 30, 2000 and 1999, include the accounts of the Company, the Bank, and First Service Corporation of Gadsden. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three months ended September 30, 2000 and 1999. Results of operations for the current interim period are not necessarily indicative of results expected for the entire fiscal year.

While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2000. The accounting policies followed by the Company are set forth in the summary of significant accounting policies in the Company's June 30, 2000 consolidated financial statements.

2.  RETIREMENT AND SAVINGS PLANS

Employee Stock Ownership Plan

The Bank has an employee stock ownership plan (the "ESOP") for eligible employees. The ESOP purchased 116,380 shares of the Company's common stock with the proceeds of a $1,163,800 note payable from the Bank and secured by the Common Stock owned by the ESOP. Unearned compensation for the ESOP was charged to stockholders' equity and is reduced ratably in connection with principal payments under the terms of the plan. Unearned compensation is reduced when compensation expense is recognized based on employee services rendered in relation to shares which are committed to be released. At September 30, 2000, the Employee Stock Ownership Plan had 58,477 shares allocated and 51,808 shares unallocated.

Management Recognition Plan ("MRP")

The Bank's MRP provides for awards of common stock to directors and officers of the Bank. A trust was formed for the purpose of purchasing shares of stock in the open market for future awards of stock options under the MRP Plan. The aggregate fair market value of the shares purchased by the MRP is considered unearned compensation at the time of purchase and compensation is earned ratably over the stipulated vesting period. Unearned compensation related to the MRP is shown as a reduction to shareholders' equity in the accompanying consolidated statements of condition. The Plan held 21,699 shares at September 30, 2000 of which 7,732 shares have been granted but not vested.

Stock Option and Incentive Plan

The Company has a stockholder approved Option and Incentive Plan (the "Option Plan"). The Option Plan provides for the grant of incentive stock options (ISO's) to employees and non-incentive stock options (non-ISO's) to non-employee directors. The exercise price is based on the market price of the common stock on the date of grant. A trust was formed for the purpose of purchasing shares of stock in the open market for issuance upon future exercises of stock options under the Option Plan. The Plan held 51,308 shares at September 30, 2000.

Simplified Employee Pension Plan

The Company established a Simplified Employee Pension Plan ("SEP") for all employees who have completed one year of service, pursuant to Section 408(k) of the Internal Revenue Code of 1986. The Company makes a discretionary contribution to the SEP on an annual basis.

3.  EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three-month periods ended September 30, 2000 and 1999. Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the MRP and Stock Option plan trusts. Diluted earnings per share for the three month periods ended September 30, 2000 and 1999, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the MRP and the Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

For the three month period ended September 30, 2000, there were approximately 123,000 shares under option that were excluded from the earnings per share calculation because these shares would have been antidilutive. The following table represents the earnings per share calculations for the three months ended September 30, 2000 and 1999:

For the Three Months Ended                                  Net                         Earnings
September 30, 2000:                                       Income           Shares       Per Share
-------------------                                       ------           ------       ---------

Basic earnings per share:
     Income available to common shareholders            $  109,000         883,097       $ 0.12
                                                        ----------                       ------
Dilutive Securities:
     Management recognition plan shares                                      7,732
      Stock option plan shares                                                   0
                                                                           -------
Dilutive earnings per share:
      Income available to common shareholders
        plus assumed conversions                        $  109,000         890,829       $ 0.12
                                                        ----------         -------       ------

For the Three Months Ended
September 30, 1999:
-------------------

Basic earnings per share:
     Income available to common shareholders            $  156,000         910,221       $ 0.17
                                                        ----------                       ------
Dilutive Securities:
     Management recognition plan shares                                     16,309
      Stock option plan shares                                                   0
                                                                           -------
Dilutive earnings per share:
      Income available to common shareholders
        plus assumed conversions                        $  156,000         926,530       $ 0.17
                                                        ----------         -------       ------

4.  COMPREHENSIVE INCOME

The Company has classified certain securities as available for sale in accordance with Financial Accounting Standards Board Statement No. 115. For the three month period ended September 30, 2000 the net unrealized loss on these securities decreased by approximately $139,000 or 29.64% from $469,000 to $330,000. For the three month period ended September 30, 1999 the net unrealized loss on these securities increased by $14,000. Pursuant to Statement No.115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. Accordingly, for the three-month periods ended September 30, 2000 and 1999, the Company recognized a corresponding adjustment in the accumulated other comprehensive income component of equity.

Since comprehensive income is a measure of all nonowner changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain/loss serves to increase or decrease comprehensive income. The following table represents comprehensive income for the three-month periods ended September 30, 2000 and 1999:

                                                       Three Months Ended
                                                           September 30,

                                                        2000           1999
                                                        ----           ----

Net income                                        $       109   $       156
Other comprehensive income (loss), net of tax:
     Unrealized gain (loss) on securities                 139           (14)
                                                  -----------   -----------

Comprehensive income                              $       248   $       142
                                                  ===========   ===========


5.  LITIGATION

The Company is a party to litigation and claims arising in the normal course of business. Management, after consulting with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30 AND JUNE 30, 2000.

Total assets increased approximately $174,000 or 0.18% from $98.1 million at June 30, 2000 to $98.3 million at September 30, 2000. During the period ended September 30, 2000, net loans decreased approximately $1.2 million or 3.02%, securities available for sale increased approximately $2.8 million or 10.14% and securities held to maturity decreased approximately $1.3 million or 5.32%. Purchases of securities available for sale and securities held to maturity are based on management's assessment of market conditions.

Cash and cash equivalents were $5.7 million and $5.8 million at September 30, 2000 and June 30, 2000, respectively. The decrease in cash was primarily attributable to purchases of investment securities during the period ended September 30, 2000.

Allowance for loan losses increased by approximately $26,000 or 22.61% from $115,000 at June 30, 2000 to $141,000 at September 30, 2000. The allowance for loan losses is based on management's evaluation of possible loan losses inherent in the Bank's loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Accrued interest and dividends receivable increased approximately $59,000 or 8.71% from $677,000 at June 30, 2000 to $736,000 at September 30, 2000. Prepaid
expenses and other assets decreased approximately $159,000 or 44.66% from $356,000 at June 30, 2000 to $197,000 at September 30, 2000. This change was primarily attributable to a decrease in prepaid federal income taxes.

Total deposits decreased approximately $42,000 or 0.05% during the period ending September 30, 2000. At September 30, 2000, total deposits were $81.4 million. Other liabilities during the period ended September 30, 2000 increased approximately $21,000 from $331,000 to $352,000. The change in other liabilities was primarily attributable to a decrease in the reserve for taxes on securities available for sale.

Total equity increased approximately $195,000 or 1.19% from $16.3 million at June 30, 2000 to $16.5 million at September 30, 2000. This change was primarily attributable to an increase in retained earnings, additional paid-in capital, amortization of unearned compensation and unrealized gain on securities available for sale, offset in part by the payment of common stock dividends and treasury stock repurchases. Treasury stock at September 30, 2000 was $5.6 million.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

The Company reported net income for the three months ended September 30, 2000 of $109,000 compared with net income of $156,000 for the three months ended September 30, 1999.

Net Interest Income. Net interest income for the three months ended September 30, 2000 was $630,000 as compared to $738,000 for the three months ended September 30, 1999. Total interest income increased approximately $24,000 or 1.40% for the three months ended September 30, 2000. This change was primarily attributable to an increase in interest and dividends on securities available for sale during the three-month period. Total interest expense increased approximately $132,000 or 13.57% for the three months ended September 30, 2000 compared with the three months ended September 30, 1999.

Provision for Loan Losses. The provision for loan losses increased approximately $30,000 for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. During the three month period ended September 30, 2000, the provision for loan losses was approximately $30,000. No provision for loan losses was deemed necessary for the three month period ended September 30, 1999.

Non-interest Income. Non-interest income increased approximately $3,000 or 10.00% from $30,000 to $33,000 for the three month period ended September 30, 2000 compared to the three month period ended September 30, 1999.

Non-interest Expense. Total non-interest expense decreased approximately $66,000 or 12.52% for the three month period ended September 30, 2000 from $527,000 at September 30, 1999 to $461,000 at September 30, 2000. During the three-month period ended September 30, 2000, salaries and employee benefits decreased by approximately $39,000 or 11.47%. This change was primarily attributable to a decrease in salary and benefit expenses related to certain employee benefit plans. Other operating expenses decreased by approximately $38,000 or 32.20% as compared to the three-month period ended September 30, 1999. The change in other operating expenses was primarily attributable to a reduction in advertising, professional, and forms and supplies expenses.

Provision for Income Taxes. For the three month period ended September 30, 2000, provision for income tax expense decreased $22,000 or 25.88% as compared to the three-month period ended September 30, 1999.

Liquidity and Capital Resources. As a holding company, the Company conducts its business through its subsidiary, the Bank. The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's average liquidity ratio well exceeded the required maximums at and during the three month period ended September 30, 2000. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

The Bank is  required to  maintain  certain  levels of  regulatory  capital.  At
September  30,  2000,   the  Bank  exceeded  all  minimum   regulatory   capital
requirements.

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

The economy in the Bank's market area includes a mixture of manufacturing and agriculture. For years the two major industrial employers were Goodyear Tire and Rubber Company ("Goodyear") and Gulf States Steel Corporation ("Gulf States"). At present Goodyear employs 1,205 workers which is a decline from 1,600 workers as of January 1999. Negotiations are currently underway between Goodyear and state and local government for assistance in modernizing the Gadsden plant. If successful, the modernization would increase production and create approximately 300 jobs. Gulf States, which previously employed 1,850 workers, ceased production on August 21, 2000 after operating under Chapter 11 Bankruptcy since July 1999. Currently, Honda Motor Company is constructing a manufacturing plant in Talladega County only 17 miles from Etowah County. According to projections, the Honda Plant, suppliers, and additional economic opportunities for local businesses could produce approximately 900 jobs for Etowah County residents. According to the Alabama Department of Industrial Relations, the unemployment rates for September 2000 in Etowah, Cherokee and Marshall Counties were 10.5%, 4.5% and 5.3%, respectively, as compared to 4.4% for the state of Alabama.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         On October 19, 2000, The Southern Banc Company, Inc. announced a dividend in the amount of $.0875 per share on or about December 18, 2000 to stockholders of record at the close of business on November 17, 2000.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
                  Exhibit 27 - Financial Data Schedule (SEC use only)

         (b)   Form 8-K
                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE SOUTHERN BANC COMPANY



Date:  November 9, 2000                   By:  /s/  James B. Little Jr.
       ----------------                        ---------------------------------
                                               James B. Little Jr.
                                               (Principal Executive and
                                                  Financial Officer)