Form 10QSB
period 2000-12-31
SOUTHERN BANC CO INC
filed 2001-02-14
CIK 946453

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                         Commission File Number: 1-13964

                         The Southern Banc Company, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                         63-1146351
         --------------------                               -------------------
      (State of incorporation)                               (I.R.S. Employer
                                                            Identification No.)

   221 S. 6th Street, Gadsden, Alabama                          35901-4102
 --------------------------------------------                 --------------
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


As of December 31, 2000, there were 1,006,498 shares of the registrant's Common Stock, par value $0.01 per share, issued and outstanding.


     Transitional small business disclosure format (check one): Yes [ ] No [X]

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         THE SOUTHERN BANC COMPANY, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Dollar Amounts in Thousands)

                                                          December 31,  June 30,
                                                             2000         2000

ASSETS

CASH AND CASH EQUIVALENTS                                  $  3,696    $  5,746
SECURITIES AVAILABLE FOR SALE                                34,102      27,109
SECURITIES HELD TO MATURITY,
    fair values of $20,518 and $23,646, respectively         20,695      23,886
LOANS RECEIVABLE, net                                        37,766      39,840
PREMISES AND EQUIPMENT, net                                     466         473
ACCRUED INTEREST AND DIVIDENDS RECEIVABLE                       699         677
PREPAID EXPENSES AND OTHER ASSETS                               357         356
                                                           --------    --------
TOTAL ASSETS                                               $ 97,781    $ 98,087
                                                           ========    ========

LIABILITIES

DEPOSITS                                                   $ 80,474    $ 81,436
OTHER LIABILITIES                                               421         331
                                                           --------    --------
TOTAL LIABILITIES                                            80,895      81,767

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $.01 per share
    500,000 shares authorized, shares issued
    and outstanding-- none                                        0           0
Common stock, par value $.01 per share,
    1,454,750 shares issued, 3,500,000 authorized                15          15
Treasury stock, at cost, 448,252 and 446,252 shares,
    respectively                                             (5,642)     (5,624)
Additional paid-in capital                                   13,745      13,745
Unearned ESOP compensation                                     (426)       (536)
Shares held in trust, at cost,
    65,275 and 65,275 shares, respectively                     (846)       (846)
Retained earnings                                            10,083      10,035
Accumulated other comprehensive loss                            (43)       (469)
                                                           --------    --------
TOTAL STOCKHOLDERS' EQUITY                                   16,886      16,320
                                                           --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 97,781    $ 98,087
                                                           ========    ========

The accompanying notes are an integral part of these condensed consolidated statements.

                         THE SOUTHERN BANC COMPANY, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollar Amounts in Thousands, except per share data)

                                                                    Three Months Ended              Six Months Ended
                                                                       December 31,                   December 31,
                                                                 ---------      ----------     ----------     ----------
                                                                   2000            1999           2000           1999

INTEREST INCOME:
  Interest and fees on loans                                     $    737       $    802       $  1,486       $  1,588
  Interest and dividends on securities available for sale             533            410          1,007            772
  Interest and dividends on securities held to maturity               395            447            827            893
  Other interest income                                                79            101            159            218
                                                                 --------       --------       --------       --------
             Total interest income                                  1,744          1,760          3,479          3,471

INTEREST EXPENSE:
  Interest on deposits and borrowings                               1,131          1,030          2,236          2,003
                                                                 --------       --------       --------       --------
              Net interest income                                     613            730          1,243          1,468
  Provision for loan losses                                             0             17             30             17
                                                                 --------       --------       --------       --------
              Net interest income after provision
                  for loan losses                                     613            713          1,213          1,451
                                                                 --------       --------       --------       --------
NON-INTEREST INCOME:
   Fees and other non-interest income                                  33             28             66             58
                                                                 --------       --------       --------       --------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                                      345            384            646            724
  Office building and equipment expenses                               78             67            158            136
  Other operating expense                                              86             91            166            209
                                                                 --------       --------       --------       --------

              Total non-interest expense                              509            542            970          1,069
                                                                 --------       --------       --------       --------
  Income before income taxes                                          137            199            309            440

PROVISION FOR INCOME TAXES                                             51             71            114            156
                                                                 --------       --------       --------       --------
              Net Income                                         $     86       $    128       $    195       $    284
                                                                 ========       ========       ========       ========

EARNINGS PER SHARE-BASIC                                         $   0.10       $   0.14       $   0.22       $   0.32
EARNINGS PER SHARE- DILUTED                                      $   0.10       $   0.14       $   0.22       $   0.31

DIVIDENDS DECLARED PER SHARE                                     $ 0.0875       $ 0.0875       $ 0.1750       $ 0.1750

AVERAGE SHARES OUTSTANDING:
              Basic                                               882,554        898,869        882,826        903,450
              Diluted                                             890,286        913,178        890,558        919,759

The accompanying notes are an integral part of these condensed consolidated statements.

                         THE SOUTHERN BANC COMPANY, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)

                                                                                    For The Six Months Ended
                                                                                          December 31,
                                                                                        2000        1999
                                                                                     --------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $    195     $    284
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
              Depreciation                                                                 23           18
              Amortization (accretion), net                                               (70)         (21)
              Amortization of unearned compensation                                       110          264
              Provision for loan losses                                                    30           17
              Change in assets and liabilities:
              Increase in accrued interest &  dividends receivable                        (22)         (11)
              Increase in other assets                                                     (1)        (170)
              (Increase) decrease in other liabilities                                   (112)          65
                                                                                     --------     --------
                  Total adjustments                                                       (42)         162
                                                                                     --------     --------
                  Net cash provided by operating activities                               153          446
                                                                                     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available for sale                                         (12,578)      (6,708)
   Proceeds from maturities and principal payments on
       securities available for sale                                                    6,730        2,677
   Purchases of securities held to maturity                                              (741)      (5,000)
   Proceeds from maturities and principal payments on
       securities held to maturity                                                      3,504        7,520
   Net loan repayments                                                                  2,074          426
   Capital expenditures                                                                   (16)         (15)
                                                                                     --------     --------
                  Net cash used in investing activities                                (1,027)      (1,100)
                                                                                     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in deposits, net                                                 (962)         812
    Decrease in advance payments by borrowers
        for taxes and insurance                                                           (20)         (22)
    Dividends paid                                                                       (144)        (152)
    Contributions to plan trusts                                                          (32)         (34)
    Purchase of treasury stock                                                            (18)        (444)
    Increase in FHLB advances                                                               0        5,000
                                                                                     --------     --------
                  Net cash provided by (used in) financing activities                  (1,176)       5,160

    Net increase (decrease) in cash and cash equivalents                               (2,050)       4,506
                                                                                     --------     --------
 CASH AND CASH EQUIVALENTS, beginning of period                                         5,746        8,681
                                                                                     --------     --------
 CASH AND CASH EQUIVALENTS, end of period                                            $  3,696     $ 13,187
                                                                                     ========     ========

 SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
              Income taxes                                                           $    175     $    163
                                                                                     ========     ========
              Interest                                                               $  2,408     $  2,928
                                                                                     ========     ========
    Non-cash transactions:
    Change in unrealized net gain (loss) on securities available for sale, net       $    426     $   (167)
                                                                                     ========     ========

                         THE SOUTHERN BANC COMPANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of December 31, 2000 and June 30, 2000, and for the three and six month period ended December 31, 2000 and 1999, include the accounts of the Company, the Bank, and First Service Corporation of Gadsden. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three and six month period ended December 31, 2000 and 1999. Results of operations for the current interim period are not necessarily indicative of results expected for the entire fiscal year.

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

2.  RETIREMENT AND SAVINGS PLANS

Employee Stock Ownership Plan

The Bank has an Employee Stock Ownership Plan (the "ESOP") for eligible employees. The ESOP purchased 116,380 shares of the Company's common stock with the proceeds of a $1,163,800 note payable from the Bank and secured by the Common Stock owned by the ESOP. Unearned compensation for the ESOP was charged to stockholders' equity and is reduced ratably in connection with principal payments under the terms of the plan. Unearned compensation is amortized into compensation expense based on employee services rendered in relation to shares which are committed to be released. At June 30, 2000 and December 31, 2000, the Employee Stock Ownership Plan had 58,477 shares allocated and 51,808 shares unallocated.

Management Recognition Plan

The Bank's Management Recognition Plan (the "MRP") provides for awards of common stock to directors and officers of the Bank. A trust was formed for the purpose of purchasing shares of stock in the open market for future awards of stock options under the MRP Plan. The aggregate fair market value of the shares purchased by the MRP is reflected in shares held in trust at the time of purchase. As shares in the MRP are granted to employees, an amount equal to the award is reclassified from shares held in trust to unearned compensation.
Unearned compensation related to the MRP is shown as a reduction to shareholders' equity in the accompanying consolidated statements of condition. Compensation is earned ratably over the stipulated vesting period. The Plan held 21,699 shares at June 30, 2000 and December 31, 2000.

Stock Option and Incentive Plan

The Company has a stockholder approved Stock Option and Incentive Plan (the "Option Plan"). The Option Plan provides for the grant of incentive stock options (ISO's) to employees and non-incentive stock options (non-ISO's) to non-employee directors. The exercise price is based on the market price of the common stock on the date of grant. A trust was formed for the purpose of purchasing shares of stock in the open market for issuance upon future exercises of stock options under the Option Plan. Shares are reflected at cost as shares held in trust. The Plan held 51,308 shares at June 30, 2000 and December 31, 2000.

3.  EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six month periods ended December 31, 2000 and 1999. Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the MRP and Stock Option plan trusts. Diluted earnings per share for the three and six month periods ended December 31, 2000 and 1999, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the MRP and the Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

For the three and six month periods ended December 31, 2000, there were approximately 123,000 shares under option that were excluded from the earnings per share calculation because these shares would have been anti-dilutive. The following table represents the earnings per share calculations for the three and six month periods ended December 31, 2000 and 1999:

For the Three Months Ended                                                      Earnings
December 31, 2000:                                      Income      Shares     Per Share
------------------                                      ------      ------     ---------

Basic earnings per share:
      Income available to common shareholders           86,000      882,554      $  0.10
                                                                                 -------
Dilutive Securities:
      MRP shares                                                      7,732
                                                       --------     -------
Dilutive earnings per share:
      Income available to common shareholders
          plus assumed conversions                     $ 86,000     890,286      $  0.10
                                                       --------     -------      -------

For the Three Months Ended
December 31, 1999:
------------------

Basic earnings per share:
      Income available to common shareholders          128,000      896,869      $  0.14
                                                                                 -------
Dilutive Securities:
      MRP shares                                                     16,309
                                                       --------     -------
Dilutive earnings per share:
      Income available to common shareholders
          plus assumed conversions                     $128,000     913,178      $  0.14
                                                       --------     -------      -------

For the Six Months Ended                                                        Earnings
December 31, 2000:                                      Income      Shares     Per Share
------------------                                      ------      ------     ---------

Basic earnings per share:
      Income available to common shareholders           195,000     882,826     $  0.22
                                                                                 -------
Dilutive Securities:
      MRP shares                                                      7,732
                                                       --------     -------
Dilutive earnings per share:
      Income available to common shareholders
          plus assumed conversions                     $195,000     890,558     $  0.22
                                                       --------     -------      -------

For the Six Months Ended
December 31, 1999:
-----------------

Basic earnings per share:
      Income available to common shareholders           284,000     903,450     $  0.32
                                                                                 -------
Dilutive Securities:
      MRP shares                                                     16,309
                                                       --------     -------
Dilutive earnings per share:
      Income available to common shareholders
          plus assumed conversions                     $284,000     919,759     $  0.31
                                                       --------     -------      -------

4.  COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income for the six month periods ended December 31, 2000 and 1999:

                                                      Six Months Ended
                                                         December 31,
                                                         ------------

                                                  (Dollar Amounts In Thousands)
                                                       2000             1999
                                                      -----             -----

Net income                                      $       195    $        284
Other comprehensive income (loss), net of tax:
    Unrealized gain (loss) on securities                426            (167)
                                                  ------------  --------------
Comprehensive income                            $       621    $        117
                                                  ============  ==============

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31 AND JUNE 30, 2000.

Total assets decreased approximately $306,000 or .31% from $98.1 million at June 30, 2000 to $97.8 million at December 31, 2000. During the period ended December 31, 2000, net loans decreased approximately $2.1 million or 5.21%. The decrease in net loans was primarily attributable to principal repayments and refinancing activities.

During the period ended December 31, 2000 , securities available for sale increased approximately $7.0 million or 25.80% and securities held to maturity decreased approximately $3.2 million or 13.36%. The net increase in investment securities was primarily attributable to purchases of securities available for sale.

Cash and cash equivalents decreased approximately $2.0 million or 35.68% from $5.7 million to $3.7 million at December 31, 2000. The decrease in cash and cash equivalents was primarily attributable to purchases of investment securities available for sale during the period ended December 31, 2000.

Allowance for loan losses increased by approximately $22,000 or 19.46% from $114,836 at June 30, 2000 to $137,182 at December 31, 2000. The allowance for loan losses is based on management's evaluation of loan losses inherent in the Bank's loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Accrued interest and dividends receivable increased approximately $22,000 or 3.25% from $677,000 at June 30, 2000 to $699,000 at December 31, 2000. Prepaid
expenses and other assets increased approximately $1,000 0.28% from $356,000 at June 30, 2000 to $357,000 at December 31, 2000.

Total deposits decreased approximately $962,000 or 1.18% from $81.4 million at June 30, 2000 to $80.5 million at December 31, 2000. Other liabilities during the period ended December 31, 2000 increased approximately $90,000 or 27.19% from $331,000 at June 30, 2000 to $421,000 at December 31, 2000. The change in other liabilities was primarily attributable to the reclassification of the reserve for deferred taxes on securities available for sale.

Total equity increased approximately $566,000 or 3.47% from $16.3 million at June 30, 2000 to $16.9 million at December 31, 2000. This change was primarily attributable to an increase in retained earnings, additional paid-in capital, and amortization of unearned compensation, offset in part by the payment of common stock dividends and treasury stock purchases. During the period ended December 31, 2000, the Company repurchased 2,000 shares of treasury stock.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999.

The Company reported net income for the three and six month periods ended December 31, 2000 of $86,000 and $195,000, respectively. Net income for the three month period decreased approximately $42,000 or 32.81% from $128,000 at December 31, 1999 to $86,000 at December 31, 2000. For the six month period, net income decreased approximately $89,000 or 31.34% from $284,000 at December 31, 1999 to $195,000 at December 31, 2000.

Net Interest Income. Net interest income for the three and six months ended December 31, 2000 and 1999 decreased $117,000 or 16.03% and $225,000 or 15.33%, respectively. The decrease in net interest income was primarily attributable to an increase in interest paid on deposits during a period of rising interest rates. Total interest income decreased approximately $16,000 or 0.91% for the three months ended December 31, 2000 as compared to the same period in 1999 and increased approximately $8,000 or 0.23% for the six months ended December 31, 2000 as compared to the six month period ended December 31, 1999.

Provision for Loan Losses. For the three month period ended December 31, 2000, no provision for loan losses was made. For the six month period ended December 31, 2000, the provision for loan losses increased approximately $13,000 or 76.47% as compared to the six month period ended December 31, 1999. This increase was primarily attributable to an increase in non-performing assets (see Asset Classification, Allowance for Losses and Non-performing Assets). The allowance for loan losses is based on management's evaluation of loan losses inherent in the Bank's loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Non-interest Income. Non-interest income increased approximately $5,000 or 17.86% from $28,000 to $33,000 for the three month period ended December 31, 2000 compared to the three month period ended December 31, 1999. For the six month period ended December 31, 2000 non-interest income increased approximately $8,000 or 13.79% from $58,000 to $66,000. The increase in non-interest income for the three and six months ended December 31, 2000 was primarily attributable to a gain on the sale of an investment security available for sale. During the six month period ended December 31, 2000, the Bank recorded gains on the sale of securities of approximately $7,900. There were no securities sold during the six month period ended December 31, 1999.

Non-interest Expense. Non-interest expense decreased approximately $33,000 or 6.09% for the three month period ended December 31, 2000 from $542,000 to $509,000 compared to the three month period ended December 31, 1999. For the six month period ended December 31, 2000, non-interest expense decreased approximately $99,000 or 9.26% compared to the six month period ended December 31, 1999. Salaries and employee benefits decreased approximately $39,000 or 10.16% for the three month period ended December 31, 2000 compared with the three month period ended December 31, 1999. For the six month period ended December 31, 2000, salaries and benefits decreased approximately $78,000 or 10.77% compared with the six month period ended December 31, 1999. The decrease for the three and six month period ended December 31, 2000 was primarily attributable to a decrease in salary and benefit expenses related to the establishment of certain employee benefit plans, subsequent to the conversion. Other operating expenses decreased by $5,000 or 5.49% and $43,000 or 20.57% for the three and six month periods ended December 31, 2000 and 1999, respectively.

Provision for Income Taxes. For the three month period ended December 31, 2000, provision for income tax expense decreased approximately $20,000 or 28.17%. For the six month period ended December 31, 2000, provision for income tax expense decreased approximately $42,000 or 26.92%. For the three month period ended December 31, 2000, income before income taxes decreased approximately $62,000 or 31.16% as compared to the three month period ended December 31, 1999. For the six month period ended December 31, 2000, income before income taxes decreased approximately $131,000 or 29.77% compared to the six month period ended December 31, 1999.

Income tax expense was $51,000 for the quarter ended December 31, 2000 compared to $71,000 for the quarter ended December 31, 1999. For the six month period ended December 31, 2000, income tax expense was $114,000 compared to $284,000 for the six month period ended December 31, 1999 resulting in an effective tax rate of 37% and 35%, respectively. The statutory federal tax rate was 34%.

Liquidity and Capital Resources. As a holding company, the Company conducts its business through its subsidiary, the Bank. The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's average liquidity ratio well exceeded the required maximums at and during the three and six month periods ended December 31, 2000. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

The Bank is  required to  maintain  certain  levels of  regulatory  capital.  At
December  31,  2000,   the  Bank   exceeded  all  minimum   regulatory   capital
requirements.

Asset Classification, Allowances for Losses and Non-performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, an institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with an institution's classifications. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications on a monthly basis. At December 31, 2000, the Bank had $61,462 of assets classified as substandard and $916,826 of assets designated as special mention. There were no restructured loans at December 31, 2000.

The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.


                                                         Year Ended December 31,
                                                         -----------------------
                                                             2000        1999
                                                             ----        ----
                                                   (Dollar Amounts in Thousands)

Balance at beginning of period ...........................    $ 115      $ 103

Charge-offs ..............................................       (8)        (5)

Recoveries ...............................................       --         --

Provision for loan losses ................................       30         17
                                                              -----      -----

Balance at end of period .................................    $ 137      $ 115
                                                              =====      =====

Ratio of net charge-offs during the period to average
    loans outstanding during the period ..................     0.00%      0.00%
                                                              =====      =====

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets at the dates indicated.

                                                                      At December 31,
                                                               ----------------------------
                                                                       2000       1999
                                                                       ----       ----
                                                               (Dollar Amounts in Thousands)
Loans accounted for on a non-accrual basis:(1)
  Real estate loans:
      One-to-four-family residential ...........................   $       28    $    20
      Non-residential ..........................................           --         --
Consumer and savings account loans .............................           33         --
Other loans ....................................................           --         --
                                                                   ----------    -------
      Total ....................................................   $       61    $    20
                                                                   ==========    =======

Accruing loans which are contractually past due 90 days or more:
  Real Estate loans:
      One-to-four-family residential ...........................   $       --    $    --
      Non-residential ..........................................           --         --
Consumer and savings account loans .............................           --         --
Other loans ....................................................           --         --
                                                                   ----------    -------
      Total ....................................................   $       --    $    --
                                                                   ==========    =======
   Total of non-accrual and accruing loans
       90 days past due loans ..................................   $       61    $    20
                                                                   ==========    =======
Percentage of total loans ......................................         0.16%      0.05%
                                                                   ==========    =======
Other non-performing assets(2) .................................   $       --    $    --
                                                                   ==========    =======
Percentage of total assets .....................................         0.06%      0.02%
                                                                   ==========    =======

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

The economy in the Bank's market area includes a mixture of manufacturing and agriculture. For years the two major industrial employers were Goodyear Tire and Rubber Company ("Goodyear") and Gulf States Steel Corporation ("Gulf States"). At present Goodyear employs 1,205 workers which is a decline from 1,600 workers as of January 1999. Gulf States, which previously employed 1,850 workers, ceased production on August 21, 2000 after operating under Chapter 11 Bankruptcy since July 1999. Currently, Honda Motor Company is constructing a manufacturing plant in Talladega County, only 17 miles from Etowah County. According to projections, the Honda Plant, suppliers, and additional economic opportunities for local businesses could produce approximately 900 jobs for Etowah County residents. Several other new projects and industries were announced in the past year which could boost the economy in the Bank's primary market area. According to the Alabama Department of Industrial Relations, the unemployment rates for December 2000 in Etowah, Cherokee and Marshall Counties were 8.2%, 4.5% and 5.2%, respectively, as compared to 4.6% for the state of Alabama.

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

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          From time to time, the Bank is a party to various legal proceedings incident to its business. At December 31, 2000, the Company was a party to litigation and claims in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.


Item 4.   Submission of Matters to a Vote of Security Holders

          On November 9, 2000, the Company held its Annual Meeting of Stockholders for the purpose of electing two directors whose term will expire in 2003 and to amend Article III of the Company's Certificate of Incorporation. All matters were approved. The results of the voting at the Annual Meeting were as follows:

Proposal I  -  Election of Directors

NOMINEE                         TERM                  VOTES           VOTES
                                EXPIRES               FOR             WITHHELD
-----------------------         -------------         --------        --------
Craig G. Cantrell               2003                  783,220          114,296
James B. Little, Jr.            2003                  782,654          114,862

Proposal 2  -  Amendment of Certificate of Incorporation

            Proposal to amend Article III of the Company's Certificate of Incorporation to clarify that the purpose for which the Company has been organized is to act as the holding company for a subsidiary institution or institutions which may offer a variety of financial services, as well as to transact all other lawful business for which corporations may be incorporated pursuant to the laws of the State of Delaware.

                FOR:  789,254          AGAINST:  102,696      ABSTAIN:  5,566
                      -------                    -------                -----

            There were no broker non-votes.


Item 5.  Other Information

            On January 25, 2001, The Southern Banc Company, Inc. announced a dividend in the amount of $.0875 per share on or about March 12, 2001 to stockholders of record at the close of business on February 16, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 THE SOUTHERN BANC COMPANY



Date:  February 14, 2001         By: /s/ James B.  Little, Jr.
                                     -------------------------------------------
                                     James B.  Little, Jr.
                                     (Principal Executive and Financial Officer)