Form 10QSB
period 2001-03-31
SOUTHERN BANC CO INC
filed 2001-05-15
CIK 946453

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                        Commission File Number: 1-13964

                        The Southern Banc Company, Inc.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                Delaware                              63-1146351
          ------------------------                ------------------
          (State of incorporation)                 (I.R.S. Employer
                                                  Identification No.)


           221 S. 6th Street, Gadsden, Alabama       35901-4102
        ----------------------------------------     ----------
        (Address of principal executive offices)     (Zip Code)

        Issuer's telephone number, including area code:  (256) 543-3860

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
     past ninety days:   Yes  X       No
                             ---         ---

     As of March 31, 2001, there were 1,006,498 shares of the registrant's Common Stock, par value $0.01 per share, issued and outstanding.


     Transitional small business disclosure format (check one): Yes     No  X
                                                                    ---    ---

                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                        THE SOUTHERN BANC COMPANY, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         (Dollar Amounts in Thousands)

                                                      March 31,                  June 30,
                                                         2001                      2000
                                                   --------------           -----------------
ASSETS
CASH AND CASH EQUIVALENTS                          $        7,503           $           5,746

SECURITIES AVAILABLE FOR SALE                              31,443                      27,109
SECURITIES HELD TO MATURITY,                               18,999                      23,886
    fair values of $18,852 and $23,640,
     respectively
LOANS RECEIVABLE, net                                      37,258                      39,840
PREMISES AND EQUIPMENT, net                                   471                         473
ACCRUED INTEREST AND DIVIDENDS RECEIVABLE                     751                         677
PREPAID EXPENSES AND OTHER ASSETS                             362                         356
                                                   --------------           -----------------
TOTAL ASSETS                                       $       96,787           $          98,087
                                                   ==============           =================


LIABILITIES

DEPOSITS                                           $       79,533           $          81,436
OTHER LIABILITIES                                             311                         331
                                                   --------------           -----------------
TOTAL LIABILITIES                                          79,844                      81,767
                                                   --------------           -----------------


COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY:                                           0                           0
 Preferred stock, par value $.01 per share
    500,000 shares authorized, shares issued
    and outstanding--none
Common stock, par value $.01 per share,                        15                          15
    1,454,750 shares issued, 3,500,000
     authorized.
Treasury stock, at cost, 448,252 and 446,252               (5,642)                     (5,624)
 shares, respectively
Additional paid-in capital                                 13,745                      13,745
Unearned  compensation                                       (373)                       (536)
Shares held in trust, at cost,
    65,275 and 65,275 shares, respectively                   (846)                       (846)
Retained earnings                                          10,114                      10,035
Accumulated other comprehensive loss                          (70)                       (469)
                                                   --------------           -----------------
TOTAL STOCKHOLDERS' EQUITY                                 16,943                      16,320
                                                   --------------           -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $       96,787           $          98,087
                                                   ==============           =================

The accompanying notes are an integral part of these condensed consolidated statements.

                        THE SOUTHERN BANC COMPANY, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollar Amounts in Thousands, except per share data)

                                                                 Three Months Ended                    Nine Months Ended
                                                                      March  31,                            March 31,
                                                              2001               2000                 2001               2000
                                                         -----------        -------------        ------------    ---------------
INTEREST INCOME:
 Interest and fees on loans                              $       715        $         783        $      2,201    $         2,371
 Interest and dividends on securities available for              553                  403               1,560              1,175
  sale
 Interest and dividends on securities held to                    362                  453               1,189              1,346
  maturity
 Other interest income                                            66                  113                 225                331
                                                          ----------           ----------          ----------       ------------
    Total interest income                                      1,696                1,752               5,175              5,223

INTEREST EXPENSE:
 Interest on deposits and borrowings                           1,075                1,041               3,311              3,044
                                                          ----------           ----------          ----------       ------------
     Net interest income                                         621                  711               1,864              2,179
 Provision for loan losses                                         0                    0                  30                 17
                                                          ----------           ----------          ----------       ------------
     Net interest income after provision
      for loan losses                                            621                  711               1,834              2,162
                                                          ----------           ----------          ----------       ------------

NON-INTEREST INCOME:
  Fees and other non-interest income                              36                   28                 102                 86
                                                          ----------           ----------          ----------       ------------

NON-INTEREST EXPENSE:
 Salaries and employee benefits                                  309                  321                 955              1,045
 Office building and equipment expenses                           85                   76                 243                212
 Other operating expense                                         101                   88                 267                296
                                                          ----------           ----------          ----------       ------------
     Total non-interest expense                                  495                  485               1,465              1,553
                                                          ----------           ----------          ----------       ------------
 Income before income taxes                                      162                  254                 471                695

PROVISION FOR INCOME TAXES                                        59                   89                 173                245
                                                          ----------           ----------          ----------       ------------

     Net Income                                           $      103           $      165          $      298       $        450
                                                          ==========           ==========          ==========       ============


EARNINGS PER SHARE-BASIC                                 $      0.12           $     0.19          $     0.34       $       0.50
EARNINGS PER SHARE- DILUTED                              $      0.12           $     0.19          $     0.33       $       0.49

DIVIDENDS DECLARED PER SHARE                             $    0.0875           $   0.0875          $   0.2625       $     0.2625

AVERAGE SHARES OUTSTANDING:
     Basic                                                   882,554              881,239             882,736            896,100
     Diluted                                                 890,286              897,548             890,468            912,409



The accompanying notes are an integral part of these condensed consolidated statements.

                        THE SOUTHERN BANC COMPANY, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar Amounts in Thousands)

                                                                                      For The Nine Months Ended
                                                                                             March  31,
                                                                                        2001            2000
                                                                                      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $     298      $     450
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                                                           35             28
      Amortization (accretion), net                                                        (116)           (16)
      Amortization of unearned compensation                                                 163            186
      Provision for loan losses                                                              30             17
      Change in assets and liabilities:
      Increase in accrued interest &  dividends receivable                                  (74)           (74)
      Increase in other assets                                                               (6)          (239)
      (Increase) decrease in other liabilities                                             (222)           498
                                                                                      ---------      ---------

       Total adjustments                                                                   (190)           400
                                                                                      ---------      ---------

       Net cash provided by operating activities                                            108            850
                                                                                      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                                            (20,799)        (8,484)
  Proceeds from maturities and principal payments on
    securities available for sale                                                        17,185          3,888
  Purchases of securities held to maturity                                                 (300)       (11,782)
  Proceeds from maturities and principal payments on
    securities held to maturity                                                           5,205         11,557
  Net loan repayments                                                                     2,582          1,078
  Capital expenditures                                                                      (33)          (232)
                                                                                      ---------      ---------
       Net cash provided by (used in) investing activities                                3,840         (3,975)
                                                                                      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in deposits, net                                                  (1,903)         1,517
   Decrease in advance payments by borrowers
     for taxes and insurance                                                                 (6)            (3)
   Dividends paid                                                                          (216)          (226)
   Contributions to plan trusts                                                             (48)           (51)
   Purchase of treasury stock                                                               (18)          (633)
                                                                                      ---------      ---------
        Net cash provided by (used in) financing activities                              (2,191)           604

   Net increase (decrease) in cash and cash equivalents                                   1,757         (2,521)
                                                                                      ---------      ---------
 CASH AND CASH EQUIVALENTS, beginning of period                                           5,746          8,681
                                                                                      ---------      ---------
 CASH AND CASH EQUIVALENTS, end of period                                            $    7,503     $    6,160
                                                                                      =========      =========

 SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Income taxes                                                                   $      270     $      245
                                                                                      =========      =========
      Interest                                                                       $    3,311     $    4,072
                                                                                      =========      =========
   Non-cash transactions:
   Change in unrealized net gain (loss) on securities available for sale, net        $      399     $     (209)
                                                                                      =========      =========

                        THE SOUTHERN BANC COMPANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2001 and June 30, 2000, and for the three and nine month period ended March 31, 2001 and 2000, include the accounts of The Southern Banc Company, Inc. (the "Company"), The Southern Bank Company (the "Bank") and First Service Corporation of Gadsden. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three and nine month period ended March 31, 2001 and 2000. Results of operations for the current interim period are not necessarily indicative of results expected for the entire fiscal year.

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


2.  RETIREMENT AND SAVINGS PLANS

Employee Stock Ownership Plan

The Bank has an Employee Stock Ownership Plan (the "ESOP") for eligible employees. The ESOP purchased 116,380 shares of the Company's common stock with the proceeds of a $1,163,800 note payable from the Bank, secured by the Common Stock owned by the ESOP. Unearned compensation for the ESOP was charged to stockholders' equity and is reduced ratably in connection with principal payments under the terms of the plan. Unearned compensation is amortized into compensation expense based on employee services rendered in relation to shares which are committed to be released. At March 31, 2001, the Employee Stock Ownership Plan had 69,381 shares allocated and 40,904 shares unallocated. At June 30, 2000, the Employee Stock Ownership Plan had 58,477 shares allocated and 51,808 shares unallocated.

Management Recognition Plan

The Bank's Management Recognition Plan (the "MRP") provides for awards of common stock to directors and officers of the Bank. A trust was formed for the purpose of purchasing shares of stock in the open market for future awards of stock options under the MRP Plan. The aggregate fair market value of the shares purchased by the MRP is reflected in shares held in trust at the time of purchase. As shares in the MRP are granted to employees, an amount equal to the award is reclassified from shares held in trust to unearned compensation. Unearned compensation related to the MRP is shown as a reduction to shareholders' equity in the accompanying consolidated statements of condition. Compensation is earned ratably over the stipulated vesting period. The Trust held 21,699 shares at March 31, 2001 and June 30, 2000.

Stock Option and Incentive Plan

The Company has a stockholder approved Stock Option and Incentive Plan (the "Option Plan"). The Option Plan provides for the grant of incentive stock options (ISO's) to employees and non-incentive stock options (non-ISO's) to non-employee directors. The exercise price is based on the market price of the common stock on the date of grant. A trust was formed for the purpose of purchasing shares of stock in the open market for issuance upon future exercises of stock options under the Option Plan. Shares are reflected at cost as shares held in trust. The Plan held 51,308 shares at March 31, 2001 and June 30, 2000.

3.  EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine month periods ended March 31, 2001 and 2000. Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the MRP and Stock Option plan trusts. Diluted earnings per share for the three and nine month periods ended March 31, 2001 and 2000, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the MRP and the Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

For the three and nine month periods ended March 31, 2001 and 2000, there were approximately 123,000 shares under option that were excluded from the earnings per share calculation because these shares would have been anti-dilutive. The following table represents the earnings per share calculations for the three and nine month periods ended March 31, 2001 and 2000:

For the Three Months Ended                                                                                          Earnings
March 31, 2001:                                                 Income                   Shares                     Per Share
-----------------------------                            -------------------      ------------------           -----------------
Basic earnings per share                                             103,000                 882,554           $         0.12
                                                                                                               -----------------
Dilutive Securities:
      MRP shares                                                                               7,732
                                                         -------------------      ------------------
Dilutive earnings per share                                 $        103,000                 890,286           $         0.12
                                                         -------------------      ------------------           -----------------

For the Three Months Ended
March 31, 2000:
-----------------------------
Basic earnings per share                                             166,000                 881,239           $        0.19
                                                                                                               -----------------
Dilutive Securities:
      MRP shares                                                                              16,309
                                                         -------------------      ------------------
Dilutive earnings per share                                 $        166,000                 897,548           $        0.19
                                                         -------------------      ------------------           -----------------

For the Nine Months Ended                                                                                           Earnings
March 31, 2001:                                                 Income                   Shares                     Per Share
-----------------------------                            -------------------      ------------------           -----------------
Basic earnings per share                                             298,000                 882,736           $        0.34
                                                                                                               -----------------
Dilutive Securities:
      MRP shares                                                                               7,732
                                                         -------------------      ------------------
Dilutive earnings per share                              $           298,000                 890,468           $        0.33
                                                         -------------------      ------------------           -----------------

For the Nine Months Ended
March 31, 2000:
-----------------------------
Basic earnings per share                                             450,000                 896,100           $        0.50
                                                                                                               -----------------
Dilutive Securities:
      MRP shares                                                                              16,309
                                                         -------------------      ------------------
Dilutive earnings per share                              $           450,000                 912,409           $        0.49
                                                         -------------------      ------------------           -----------------

4.  COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income for the nine month periods ended March 31, 2001 and 2000:

                                                           Three Months Ended                   Nine Months Ended
                                                                March 31,                            March 31,
                                                           2001           2000                  2001         2000
                                                           ----           ----                  ----         ----
                                                                        (Dollar Amounts In Thousands)
Net income                                            $        103   $         166          $       298  $       450
Other comprehensive income (loss), net of tax:
             Unrealized gain (loss) on  securities             (27)           ( 42)                 399         (209)
                                                       -----------    ------------           ----------   ----------

Comprehensive income                                  $         76   $         124          $       697  $       241
                                                       ===========    ============           ==========   ==========



5.  LITIGATION

The Company is a party to litigation and claims arising in the normal course of business. Management, after consulting with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.



6.  SUBSEQUENT EVENT

On April 19, 2001, The Southern Bank Company, Inc. announced a dividend in the amount of $.0875 per share on or about June 11, 2001 to stockholders of record at the close of business on May 11, 2001.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Comparison of Financial Condition at March 31, 2001 and June 30, 2000.

Total assets decreased approximately $1.3 million or 1.33% from $98.1 million at June 30, 2000 to $96.8 million at March 31, 2001. During the same period ended March 31, 2001, net loans decreased approximately $2.6 million or 6.48%. The decrease in net loans was primarily attributable to principal repayments and refinancing activities.

During the period ended March 31, 2001, securities available for sale increased approximately $4.3 million or 15.99% and securities held to maturity decreased approximately $4.9 million or 20.46%. The net decrease in investment securities was primarily attributable to the maturities and principal repayment of securities.

Cash and cash equivalents increased approximately $1.8 million or 30.58% from $5.7 million to $7.5 million at March 31, 2001. The increase in cash and cash equivalents was primarily attributable to principal repayments on loans and investment securities during the period ended March 31, 2001. Subsequent to March 31, 2001, approximately $3.5 million of securities available for sale were purchased.

Allowance for loan losses increased by approximately $12,500 or 10.91% from $114,836 at June 30, 2000 to $127,367 at March 31, 2001. The allowance for loan losses is based on management's evaluation of loan losses inherent in the Bank's loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Accrued interest and dividends receivable increased approximately $74,000 or 10.93% from $677,000 at June 30, 2000 to $751,000 at March 31, 2001. Prepaid
expenses and other assets increased approximately $6,000 or 1.69% from $356,000 at June 30, 2000 to $362,000 at March 31, 2001.

Total deposits decreased approximately $1.9 million or 2.34% from $81.4 million at June 30, 2000 to $79.5 million at March 31, 2001. During the nine month period ended March 31, 2001, time deposits decreased approximately $4.0 million. This decrease was primarily attributable to a falling interest rate environment.

Total equity increased approximately $623,000 or 3.82% from $16.3 million at June 30, 2000 to $16.9 million at March 31, 2001. This change was primarily attributable to an increase in retained earnings, additional paid-in capital, and amortization of unearned compensation, offset in part by the payment of common stock dividends and treasury stock purchases.

Comparison of Results of Operations for the Three and Nine Months Ended March 31, 2001 and 2000.

The Company reported net income for the three and nine month periods ended March 31, 2001 of $103,000 and $298,000, respectively. Net income for the three month period decreased approximately $63,000 or 37.95% from $166,000 at March 31, 2000 to $103,000 at March 31, 2001. For the nine month period, net income decreased approximately $152,000 or 33.78% from $450,000 at March 31, 2000 to $298,000 at March 31, 2001.

Net Interest Income.     Net interest income for the three and nine months ended
March 31, 2001 and 2000 decreased $90,000 or 12.66% and $315,000 or 14.46%, respectively. Other interest income decreased approximately $47,000 or 41.59% and $106,000 or 32.02% for the three and nine month periods ended March 31, 2001, respectively. This decrease was primarily attributable to a reduction in the earnings rate on FHLB overnight funds. The decrease in total net interest income was primarily attributable to longer term high rate certificates of deposit and rapidly prepaying assets, repricing at lower rates. Total interest income decreased approximately $56,000 or 3.20% for the three months ended March 31, 2001 as compared to the same period in 2000 and decreased approximately $48,000 or 0.92% for the nine months ended March 31, 2001, as compared to the nine month period ended March 31, 2000.

Provision for Loan Losses.     For the three month period ended March 31, 2001,
no provision for loan losses was made. For the nine month period ended March 31, 2001, the provision for loan losses increased approximately $13,000 or 76.47% as compared to the nine month period ended March 31, 2000. This increase was primarily attributable to an increase in non-performing assets (see Asset Classification, Allowance for Losses and Non-performing Assets). The allowance for loan losses is based on management's evaluation of loan losses inherent in the Bank's loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Non-interest Income.     Non-interest income increased approximately $8,000 or
28.57% from $28,000 to $36,000 for the three month period ended March 31, 2001 compared to the three month period ended March 31, 2000. For the nine month period ended March 31, 2001, non-interest income increased approximately $16,000 or 18.60% from $86,000 to $102,000. The increase in non-interest income for the three and nine months ended March 31, 2001 was primarily attributable to gains on the sale of investment securities and an increase in service release premiums on loans sold to the secondary market. During the nine month period ended March 31, 2001, the Bank recorded gains on the sale of securities of approximately $9,300. There were no securities sold during the nine month period ended March 31, 2000.

Non-interest Expense.     Non-interest expense increased approximately $11,000
or 2.27% for the three month period ended March 31, 2001 from $484,000 to $495,000 compared to the three month period ended March 31, 2000. For the nine month period ended March 31, 2001, non-interest expense decreased approximately $88,000 or 5.67% compared to the nine month period ended March 31, 2000. Salaries and employee benefits decreased approximately $12,000 or 3.74% for the three month period ended March 31, 2001 compared with the three month period ended March 31, 2000. For the nine month period ended March 31, 2001, salaries and benefits decreased approximately $90,000 or 8.61% compared with the nine month period ended March 31, 2000. The decrease for the three and nine month period ended March 31, 2001 was primarily attributable to a decrease in employee benefit expenses. Other operating expenses increased by $14,000 or 16.09% for the three month period ended March 31, 2001 and 2000 and decreased by $29,000 or 9.80% for the nine month period ended March 31, 2001 and 2000.

Provision for Income Taxes.     For the three month period ended March 31, 2001,
provision for income tax expense decreased approximately $30,000 or 33.71%. For the nine month period ended March 31, 2001, provision for income tax expense decreased approximately $72,000 or 29.39%. For the three month period ended March 31, 2001, income before income taxes decreased approximately $93,000 or 36.47% as compared to the three month period ended March 31, 2000. For the nine month period ended March 31, 2001, income before income taxes decreased approximately $224,000 or 32.23% compared to the nine month period ended March 31, 2000.

Income tax expense was $59,000 for the quarter ended March 31, 2001 compared to $89,000 for the quarter ended March 31, 2000. For the nine month period ended March 31, 2001, income tax expense was $173,000 compared to $245,000 for the nine month period ended March 31, 2000 resulting in an effective tax rate of 37% and 35%, respectively. The statutory federal tax rate was 34%.

Liquidity and Capital Resources.     As a holding company, the Company conducts
its business through its subsidiary, the Bank. The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's average liquidity ratio well exceeded the required maximums at and during the three and nine month periods ended March 31, 2001. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

The Bank is required to maintain certain levels of regulatory capital. At March 31, 2001, the Bank exceeded all minimum regulatory capital requirements.

Asset Classification, Allowances for Losses and Non-performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, an institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with an institution's classifications. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications on a monthly basis. At March 31, 2001, the Bank had $115,634 of assets classified as substandard and $550,111 of assets designated as special mention. There were no restructured loans at March 31, 2001.


The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.



                                                                       Three Months Ended      Nine Months Ended
                                                                           March 31,               March 31,
                                                                              (Dollar Amounts in Thousands)
                                                                          2001       2000         2001      2000
                                                                         -----      -----        -----     -----
Balance at beginning of period......................................     $ 137      $ 115        $ 115     $  98

Charge-offs.........................................................       (10)         0          (18)        0

Recoveries..........................................................         0          0            0         0

Provision for loan losses...........................................         0          0           30        17
                                                                         -----      -----        -----     -----
Balance at end of period............................................     $ 127      $ 115        $ 127     $ 115
                                                                         =====      =====        =====     =====

Ratio of net charge-offs during the period to average   loans
 outstanding during the period......................................      0.00%      0.00%        0.00%     0.00%
                                                                         =====      =====        =====     =====

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                                                       At March 31,
                                                                              -----------------------------
                                                                               2001                    2000
                                                                              -----                   -----
                                                                              (Dollar Amounts in Thousands)
Loans accounted for on a non-accrual basis:(1)
  Real estate loans:
      One-to-four-family residential.........................                 $  66                   $  19
      Non-residential........................................                    --                      --
Consumer and savings account loans...........................                    50                      --
Other loans..................................................                    --                      --
                                                                              -----                   -----
      Total..................................................                 $ 116                   $  19
                                                                              =====                   =====

Accruing loans which are contractually past due 90 days or
 more:
  Real Estate loans:
      One-to-four-family residential.........................                 $  --                   $  --
      Non-residential........................................                    --                      --
Consumer and savings account loans...........................                    --                      --
Other loans..................................................                    --                      --
                                                                              -----                   -----
      Total..................................................                 $  --                   $  --
                                                                              =====                   =====

   Total of non-accrual and accruing loans
       90 days past due loans................................                 $ 116                   $  19
                                                                              =====                   =====

Percentage of total loans....................................                  0.31%                   0.05%
                                                                              =====                   =====
Other non-performing assets(2)...............................                 $  --                   $  --
                                                                              =====                   =====
Percentage of total assets...................................                  0.12%                   0.02%
                                                                              =====                   =====

__________________
(1) The Bank ceases accrual of interest on a loan when payment on the loan is delinquent in excess of 90 days. Income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments has been reestablished, in which case the loan is returned to accrual status.
(2) Other non-performing assets may include real estate or other assets acquired by the Bank through foreclosure or repossession. Real estate owned is recorded at the lower of the recorded investment in the loan or fair value of the property, less estimated costs of disposition.


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

The economy in the Bank's market area includes a mixture of manufacturing and agriculture. For years the two major industrial employers were Goodyear Tire and Rubber Company ("Goodyear") and Gulf States Steel Corporation ("Gulf States"). At present Goodyear employs 1,205 workers which is a decline from 1,600 workers as of January 1999. Gulf States, which previously employed 1,850 workers, ceased production on August 21, 2000 after operating under Chapter 11 Bankruptcy since July 1999. Currently, Honda Motor Company is constructing a manufacturing plant in Talladega County, 17 miles from Etowah County. According to projections, the Honda Plant, suppliers, and additional economic opportunities for local businesses could produce approximately 900 jobs for Etowah County residents. Several other new projects and industries were announced in the past year which could boost the economy in the Bank's primary market area. According to the Alabama Department of Industrial Relations, the unemployment rates for February 2001 in Etowah, Cherokee and Marshall Counties were 9.5%, 4.8% and 6.1%, respectively, as compared to 4.9% for the state of Alabama.

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

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time, the Bank is a party to various legal proceedings incident to its business. At March 31, 2001, the Company was a party to litigation and claims in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.


Item 5.  Other Information

         On April 19, 2001, The Southern Banc Company, Inc. announced a dividend in the amount of $.0875 per share on or about June 11, 2001 to stockholders of record at the close of business on May 11, 2001.

         On May 1, 2001, James B. Little, Jr. stepped down as Chairman of the Board of Directors and Chief Executive Officer of The Southern Banc Company, Inc. and The Southern Bank Company. His son, Gates Little, was named as his successor and now serves as President, Chief Executive Officer and Chairman of the Board of Directors of both companies.
         James B. Little, Jr. will stay on at the Bank as Investment Officer and as a Board member of both companies. He will also serve as Vice President of the Company. James B. Little, Jr. has served as President and Chief Executive Officer of the Bank since July 1966 and as Chairman of the Board of Directors of the Bank and Company since October 1976 and October 1995, respectively.


Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

         Exhibit 10.1 2001 Amendment to Employment Agreement between The Southern Banc Company, Inc. and Gates B. Little dated April 19, 2001.

         Exhibit 10.2 2000 Amendment to Employment Agreement between The Southern Bank Company, Inc. and Gates Little dated September 21, 2000.

         Exhibit 10.3 2001 Amendment to Employment Agreement between The Southern Banc Company, Inc. and James B. Little, Jr. dated April 19, 2001.

         Exhibit 10.4 2000 Amendment to Employment Agreement between The Southern Bank Company, Inc. and James B. Little, Jr. dated September 21, 2000.


(b)  Reports on Form 8-K - Not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                THE SOUTHERN BANC COMPANY



Date:  May 14, 2001             By: /s/  Gates Little
                                    ------------------------------------
                                    Gates Little
                                    (Principal Executive and Financial Officer)