Form 10KSB
period 2001-06-30
SOUTHERN BANC CO INC
filed 2001-09-28
CIK 946453

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------

                        Commission File Number: 1-13964

                       THE SOUTHERN BANC COMPANY, INC.
                ---------------------------------------------
                (Name of Small Business Issuer in Its Charter)

             Delaware                                    63-1146351
 ---------------------------------          ----------------------------------
   (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
 of Incorporation or Organization)


   221 S. 6th Street, Gadsden, Alabama                      35901
 --------------------------------------                     -----
(Address of Principal Executive Offices)                 (Zip Code)

        Issuer's Telephone Number, Including Area Code: (256) 543-3860

          Securities registered pursuant to Section 12(b) of the Act:

 Common stock, par value $.01 per share           American Stock Exchange
 --------------------------------------    ------------------------------------
           (Title of Class)               (Name of Exchange on Which Registered)

          Securities registered pursuant to Section 12(g) of the Act:
                                Not Applicable

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for the fiscal year ended June 30, 2001: $467,541
The aggregate market value of the 743,498 shares of Common Stock of the registrant issued and outstanding held by non-affiliates was approximately $7.8 million based on the closing sales price of $10.49 per share of the registrant's Common Stock on September 24, 2001 as listed on the American Stock Exchange. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of September 24, 2001: 1,006,498

Transitional Small Business Disclosure Format Yes ___  No  X
                                                          ---

                      DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the part of this report into which the document is incorporated:

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2001 (the "Annual Report"). (Parts I and II)

2. Portions of the Proxy Statement for the registrant's 2001 Annual Meeting of Stockholders (the "Proxy Statement"). (Part III)

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

         The holding company structure permits the Company to expand the financial services offered through the Bank. As a holding company, the Company has greater flexibility than the Bank to diversify its business activities through existing or newly formed subsidiaries or through acquisition or merger with other financial institutions. The Company qualifies as a unitary savings institution holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"). The Company's principal business is the business of the Bank. At June 30, 2001, the Company had total consolidated assets of $97.3 million, deposits of $79.8 million, net loans receivable of $37.6 million and stockholders' equity of $17.0 million or 17.5% or total assets.

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

Business Strategy

         The Bank's business strategy has been to operate as a profitable and independent community-oriented savings institution dedicated to providing quality customer service. Generally, the Bank has sought to implement this strategy by using retail deposits as its sources of funds and maintaining most of its assets in loans secured by owner-occupied one-to-four-family residential real estate located in the Bank's market area, mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA") and the Federal National Mortgage Association ("FNMA"), U.S. government and agency securities, interest-earning deposits, cash and equivalents, and consumer loans. The Bank's business strategy incorporates the following key elements: (1) remaining a community-oriented financial institution while maintaining a strong core customer base by providing quality service and offering customers the access to senior management and services that a community-based institution can offer; (2) attracting a retail deposit base from the communities served by the Bank's four banking offices; (3) maintaining asset quality by emphasizing investment in local residential mortgage loans and consumer loans, mortgage-backed securities and other securities issued or guaranteed by the U.S. government or agencies thereof; and (4) maintaining liquidity and capital substantially in excess of regulatory requirements.

Market Area

         The Bank considers its primary market area to consist of Etowah, Cherokee and Marshall Counties in which the Bank has its four offices. The City of Gadsden, in which the Bank's main office is located, is in Etowah County, approximately 65 miles northeast of Birmingham, Alabama. Based upon the 2000 population census, the combined population of Etowah, Cherokee and Marshall Counties was approximately 210,000.

         The economy in the Bank's market area includes a mixture of manufacturing and agriculture. For years the two major industrial employers were Goodyear Tire and Rubber Company ("Goodyear") and Gulf States Steel Corporation ("Gulf States"). At present Goodyear employs around 1,500 workers which is an increase from 1,205 workers as of March 2001. Gulf States, which previously employed 1,850 workers, ceased production on August 21, 2000 after operating under Chapter 11 Bankruptcy since July 1999. Currently, Honda Motor Company is constructing a manufacturing plant in Talladega County, 17 miles from Etowah County. According to projections, the Honda Plant, suppliers, and additional economic opportunities for local businesses could produce approximately 900 jobs for Etowah County residents. Production at the Honda Plant is expected to begin in early Fall 2001. Several other new projects and industries were announced in the past year which could boost the economy in the Bank's primary market area. According to the Alabama Department of Industrial Relations, the unemployment rates for July 2001 in Etowah, Cherokee and Marshall Counties were 6.7%, 3.1% and 5.6%, respectively, as compared to 4.5% for the state of Alabama.

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

Lending Activities

         General. The Bank's principal lending activity consists of the origination of loans secured by mortgages on existing one-to-four-family residences and a variety of consumer loans in the Bank's market area. The Bank also makes limited amounts of non-residential real estate and commercial loans.

         With certain limited exceptions, the maximum amount that a savings institution such as the Bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 15% of unimpaired capital and surplus.

         At June 30, 2001, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was approximately $4.3 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was approximately $450,000.

         Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At June 30, 2001, the Bank had no concentrations of loans exceeding 10% of total loans that are not disclosed below.


                                                                                At June 30,
                                                      -----------------------------------------------------------------
                                                                   2001                              2000
                                                      -------------------------------    ------------------------------
                                                          Amount            %                Amount            %
                                                          ------          -----              ------          -----
                                                                           (Dollars in thousands)
Type of Loan:
------------
Real estate loans:
  One-to-four-family residential/(1)/..........        $   30,743           81.37%        $    33,401          83.48%
  Non-residential..............................                81            0.21                  96           0.24
Consumer loans.................................             6,000           15.88               5,746          14.36
Commercial loans...............................               139            0.37                   0           0.00
Savings account loans..........................               820            2.17                 769           1.92
                                                       ----------      ----------         -----------      ---------
Total gross loans..............................            37,783          100.00%             40,012         100.00%
                                                                       ==========                          =========
Less:
----
  Unearned income..............................               325                                 383
  Discounts on loans purchased.................                 0                                   9
  Deferred loan fees (costs), net..............              (252)                               (335)
  Allowance for loan losses....................               123                                 115
                                                       ----------                         -----------
    Total......................................        $   37,587                         $    39,840
                                                       ==========                         ===========

---------------
(1) One-to-four-family residential includes second mortgage loans of approximately $1,494,000 and $1,462,000, at June 30, 2001 and 2000,
     respectively. The proceeds of these second mortgage loans were used for improvements and consumer purposes.

         The following table sets forth information at June 30, 2001 regarding the dollar amount of loans maturing or repricing in the Bank's portfolio, based on contractual terms to maturity or repricing period. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.


                                                                             Due After
                                                           Due Within        1 through        Due After
                                                             1 Year           5 Years       5 Years After
                                                         After 6/30/01     After 6/30/01       6/30/01          Total
                                                         -------------     -------------       -------          -----
                                                                          (In thousands)
Real estate mortgage..............................      $         475      $       1,920    $      28,429     $    30,824
Consumer, commercial and savings account loans....
                                                                2,042              3,859            1,058           6,959
                                                        -------------     --------------    -------------     -----------
    Total.........................................      $       2,517     $        5,779    $      29,487     $    37,783
                                                        =============     ==============    =============     ===========

         The following table sets forth at June 30, 2001, the dollar amount of gross loans due after one year after that date, based upon contractual maturity dates or period to reprice, and whether such loans have fixed or adjustable rates.


                                                                   Predetermined                    Floating or
                                                                       Rate                      Adjustable Rates
                                                                 ----------------                ----------------
                                                                                  (In thousands)
Real estate...................................................      $     28,650                     $     2,174
Consumer, commercial and savings account loans................             6,300                             659
                                                                    ------------                     -----------
    Total.....................................................      $     34,950                     $     2,833
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

         Originations, Purchases and Sales of Loans. The Bank's loans are primarily originated by salaried loan officers of the Bank, although, from time to time, the Bank purchases loans. During fiscal 2001, the Bank purchased no loans. During the fiscal year ended June 30, 2001, the Bank originated and sold a total of $1,730,000 in loans to the secondary market.

         One-to-Four-Family Residential Lending. Historically, the Bank's principal lending activity has been the origination of fixed rate loans secured by first mortgages on existing one-to-four-family residences in the Bank's market area. The purchase price or appraised value of most of such residences generally has been between $28,000 and $249,000, with the Bank's loan amounts averaging approximately $66,000. At June 30, 2001, $30.7 million, or 81.4% of the Bank's total loans were secured by one-to-four-family residences, a substantial portion of which were existing, owner-occupied, single-family residences in the Bank's market area. At June 30, 2001, $28.5 million, or 93.0% of the Bank's one-to-four-family residential loans had fixed rates, and $2.2 million, or 7.0%, had adjustable rates.

         The Bank's one-to-four-family residential mortgage loans generally are for terms of up to 21 years, amortized on a monthly basis, with principal and interest due each month. The majority of the Bank's one-to-four-family mortgage loans are underwritten with terms of 15 years or less. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. These loans customarily contain "due-on-sale" clauses which permit the Bank to accelerate repayment of a loan upon transfer of ownership of the mortgaged property. In 1995, the Bank introduced a new mortgage loan product which provides for a term of up to 21 years with the interest rate increasing one percentage point every seven years. This increase is not contingent upon any corresponding increase in market interest rates. As of June 30, 2001, the Bank had originated $7.4 million of these graduated rate loans.

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

         The Bank has not originated any adjustable rate, one-to-four-family residential mortgage loans in recent years. However, total loans at June 30, 2001 included adjustable rate one-to-four-family residential loans with an aggregate principal balance of $2.2 million, substantially all of which were purchased during fiscal 1996. The rates at which interest accrues on these loans are adjustable annually, generally with limitations on adjustments of 2.0% per adjustment period and 6.0% - 6.5% over the life of the loan. While such loans may include initial discounted rates, they were underwritten and borrowers were qualified based on the fully indexed interest rate. The Bank's adjustable rate loans do not permit negative amortization.

         The Bank also originates second mortgage loans. Such loans, when combined with the first mortgage, generally are limited to 75% of the appraised value. Such loans have a fixed rate and a maximum term of 10 years.

         The retention of adjustable and graduated rate loans in the Bank's portfolio helps reduce the Bank's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of such loans. It is possible that during periods of rising interest rates, the risk of default on adjustable and graduated rate loans may increase due to increases in interest costs to borrowers. Adjustable and graduated rate loans which provide for initial rates of interest below the fully indexed rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate. Further, although adjustable rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed rate period before the first adjustment, the periodic and lifetime interest rate adjustment limitations, and the ability of borrowers to convert the loans to fixed rates. Accordingly, there can be no assurance that yields on the Bank's adjustable rate loans will fully adjust to compensate for increases in the Bank's cost of funds. Finally, adjustable rate loans increase the Bank's exposure to decreases in prevailing market interest rates, although decreases in the Bank's cost of funds tend to offset this effect.

         Consumer Lending. The Bank's consumer loans consist primarily of home equity lines of credit, new and used automobile loans, and secured demand loans. These loans totaled approximately $1.3 million, $4.7 million and $900,000, respectively, at June 30, 2001. Management plans to continue the Bank's expansion of these programs as part of the Bank's plan to provide a wider range of financial services to the Bank's customers while increasing the Bank's portfolio yields.

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

         Asset Classification, Allowances for Losses and Non-performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, an institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with an institution's classifications. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications on a monthly basis. At June 30, 2001, the Bank had $6,301 of assets classified as loss, no assets classified as doubtful, $141,764 of assets classified as substandard and $526,285 of assets designated as special mention.

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

         At the date of foreclosure or other repossession, the Bank transfers the property to real estate acquired in settlement of loans at the lower of recorded investment in the loan or fair value, net of estimated cost of disposition. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through an appraisal at the time of foreclosure. Any amount of the recorded investment in the loan in excess of fair value is charged-off against the allowance for loan losses. Subsequent to foreclosure, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate may be recorded if certain conditions are met. At June 30, 2001, the Bank had no properties acquired in settlement of loans.

         The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                             Year Ended June 30,
                                                                  ------------------------------------------
                                                                         2001                  2000
                                                                         ----                  ----
                                                                               (In thousands)
Balance at beginning of period............................        $        115         $         98

Charge-offs...............................................                  22                   --

Recoveries................................................                  --                   --

Provision for loan losses.................................                  30                   17
                                                                  ------------         ------------

Balance at end of period..................................        $        123         $        115
                                                                  ============         ============

Ratio of net charge-offs during the period to average
  loans outstanding during the period.....................                0.06%                0.00%
                                                                  ============         ============


         The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                         At June 30,
                                            ----------------------------------------------------------------------
                                                         2001                                  2000
                                            --------------------------------     ---------------------------------
                                                               Percent of                           Percent of
                                                                Loans in                             Loans in
                                                                Category                             Category
                                                                to Total                             to Total
                                               Amount             Loans              Amount           Loans
                                              --------         -----------        ------------     ---------------
                                                                   (Dollars in thousands)
Real estate loans:
  One-to four-family residential.......     $        65             81.37%       $        55           83.48%
  Non-residential......................               0              0.21                  0            0.24
Consumer, commercial and savings account
loans..................................              58             18.42                 60           16.28
                                            -----------       -----------        -----------     -----------
     Total allowance for loan losses...     $       123            100.00%       $       115          100.00%
                                            ===========       ===========        ===========     ===========

         The Bank ceases accrual of interest on a loan when payment on the loan is delinquent in excess of 90 days. Income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments has been reestablished, in which case the loan is returned to accrual status.

         The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                                                 At June 30,
                                                                  ------------------------------------------
                                                                         2001                  2000
                                                                         ----                  ----
                                                                           (Dollars in thousands)
Loans accounted for on a non-accrual basis:/(1)/
  Real estate loans:
    One-to-four-family residential........................        $        117         $         18
    Non-residential.......................................                  --                   --
Consumer, commercial and savings account loans............                  31                    1
Other loans...............................................                  --                   --
                                                                  ------------         ------------
   Total..................................................        $        148         $         19
                                                                  ============         ============

Accruing loans which are contractually past due 90 days
or more:
  Real Estate loans:
  One-to-four-family residential..........................        $         --         $         --
  Non-residential.........................................                  --                   --
Consumer, commercial and savings account loans............                  --                   --
Other loans...............................................                  --                   --
                                                                  ------------         ------------
   Total..................................................        $         --         $         --
                                                                  ============         ============

   Total of non-accrual and accruing loans
   90 days past due loans.................................        $        148         $         19
                                                                  ============         ============

Percentage of total loans.................................                0.39%                0.05%
                                                                  ============         ============
Other non-performing assets/(2)/..........................        $         --         $         --
                                                                  ============         ============
Percentage of total assets................................                0.15%                0.02%
                                                                  ============         ============

________________________________
(1) The Bank ceases accrual of interest on a loan when payment on the loan is delinquent in excess of 90 days. Income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments has been reestablished, in which case the loan is returned to accrual status.
(2) Other non-performing assets may include real estate or other assets acquired by the Bank through foreclosure or repossession. Real estate owned is recorded at the lower of the recorded investment in the loan or fair value of the property, less estimated costs of disposition.

         Interest income foregone on non-accrual loans was considered insignificant for the year ended June 30, 2001.

         At June 30, 2001, management had identified no loans which were not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms.

Investment Activities

         The Bank is permitted under federal law to make certain investments, including investments in securities issued by FNMA, FHLMC, GNMA, various federal agencies and state and municipal governments; deposits at the FHLB of Atlanta; certificates of deposit in federally insured institutions; certain bankers' acceptances; and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB of Atlanta stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings institutions are required to maintain.

         The Bank invests in investment securities in order to diversify its assets, manage cash flow and interest rate risk, obtain yields, and maintain the minimum levels of qualified and liquid assets required by regulatory authorities. The investment activities of the Bank consist primarily of investments in mortgage-backed securities, U.S. Treasury securities and U.S. Government agency securities, and other securities. Investment decisions are generally made by the President of the Bank and are ratified by the Board of Directors. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank's investment policy. The Bank's investment policy does not permit the Bank to invest in any futures, options or high risk mortgage derivatives, including residual interests in collateralized mortgage obligations and other real estate mortgage investment conduits, stripped mortgage-backed securities and other investments that exhibit a high degree of price volatility.

         Securities designated as "available for sale" are carried at their fair value with unrealized gains or losses, net of tax effect, recognized in equity. Securities designated as held to maturity are carried at amortized cost. At June 30, 2001, investment securities with an aggregate amortized cost of approximately $36.5 million and an aggregate fair value of approximately $36.4 million were included in the portfolio of securities designated as available for sale. The aggregate impact on equity was a net increase of approximately $412,000 for the year ended June 30, 2001. The gross unrealized pre-tax loss on securities available for sale at June 30, 2001 was approximately $107,000, with an after-tax unrealized loss of approximately $57,000. For additional information, see Consolidated Statements of Stockholders' Equity and Note 6 to Consolidated Financial Statements in the Annual Report filed as Exhibit 13 to this Report. Securities designated as "held to maturity" are those assets which the Bank has the ability and management has the intent to hold to maturity. At June 30, 2001, securities designated as held to maturity had an aggregate amortized cost of approximately $17.5 million and an aggregate fair value of approximately $17.7 million. Upon acquisition, securities are classified as to the Bank's intent.

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

         The Bank's mortgage-backed securities portfolio consists primarily of seasoned fixed-rate and adjustable rate mortgage-backed securities. At June 30, 2001, the Bank had approximately $14.7 million in mortgage-backed securities and approximately $2.8 million in U. S. Government agency securities which are considered to be held to maturity and which are insured or guaranteed by FNMA, FHLMC or GNMA. At June 30, 2001, the Bank had approximately $20.0 million in mortgage-backed securities and approximately $16.0 million in U. S. Government agency securities and U. S. Treasury securities designated as available for sale.

         The following table sets forth the carrying value of the Bank's investment portfolio at the dates indicated.

                                                                                             At June 30,
                                                                                    ------------------------------
                                                                                        2001            2000
                                                                                        ----            ----
                                                                                           (In thousands)
Securities available for sale:/1)/
  U.S. Treasury securities.................................................         $     1,025    $     4,273
  U.S. Government agency securities........................................              15,091         15,011
  Mortgage-backed securities...............................................              19,503          7,101
  Federal Home Loan Bank stock.............................................                 724            724
  Other                                                                                      17             17
                                                                                    -----------    -----------
    Total securities available for sale....................................         $    36,360    $    27,126
                                                                                    ===========    ===========

Securities held to maturity:/2)/
  U.S. Government agency securities........................................         $     2,848    $     4,821
  Mortgage-backed securities...............................................              14,665         19,065
                                                                                    -----------    -----------
    Total securities held to maturity......................................         $    17,513    $    23,886
                                                                                    ===========    ===========
Total securities...........................................................         $    53,873    $    51,012
                                                                                    ===========    ===========

---------------
(1) The carrying value is the approximate fair value of the security at each reporting date.
(2) The carrying value is the amortized cost of the security at each reporting date.

         The following table sets forth information regarding the scheduled maturities, amortized costs, fair values and weighted average yields for the Bank's investment securities at June 30, 2001.

                                               One Year or Less         One to Five Years         Five to Ten Years
                                             --------------------     --------------------     ---------------------
                                             Carrying   Average       Carrying   Average       Carrying    Average
                                              Value      Yield         Value      Yield         Value       Yield
                                             ---------  ---------     ---------  ---------     ---------   ---------
                                                                                              (Dollars in Thousands)
Securities available for sale:/(1)/
 U.S. treasury securities................    $      --         --%    $   1,025        5.8%    $      --          --%
 U.S. Government agency
  Securities.............................           --         --         2,713        6.1         9,696         6.7
  Mortgage-backed securities.............           81        7.5         1,055        6.5         1,906         6.5
Other/(3)/...............................           --         --            --         --            --          --
 Federal Home Loan Bank stock/(4)/.......           --         --            --         --            --          --
                                             ---------  ---------     ---------  ---------     ---------   ---------
Total securities available for sale......    $      81        7.5%    $   4,793        6.1%    $  11,602         6.6%
                                             =========  =========     =========  =========     =========   =========

Securities held to maturity:/(2)/
 U.S. Government agency
  Securities.............................    $     111        7.0%    $   1,239        6.8%    $     362         7.6%
 Mortgage-backed securities..............          119        7.5         1,089        7.5         9,120         7.0
                                             ---------  ---------     ---------  ---------     ---------   ---------
Total securities held to maturity........    $     230        7.3%    $   2,328        7.1%    $   9,482         7.0%
                                             =========  =========     =========  =========     =========   =========

Total securities.........................    $     311        7.4%    $   7,121        6.4%    $  21,084         6.8%
                                             =========  =========     =========  =========     =========   =========

                                                   More than Ten Years          Total Investment Portfolio
                                                  --------------------      --------------------------------
                                                  Carrying   Average        Amortized      Fair     Average
                                                    Value     Yield            Cost        Value     Yield
                                                  ---------  ---------      -----------  ---------  --------
Securities available for sale:/(1)/
 U.S. treasury securities................         $      --         --%     $     1,001  $   1,025       5.8%
 U.S. Government agency
  Securities.............................             2,682        6.7           15,083     15,091       6.6
  Mortgage-backed securities.............            16,461        6.3           19,642     19,503       6.3
Other/(3)/...............................                17         --               17         17       0.0
 Federal Home Loan Bank stock/(4)/.......               724        7.4              724        724       7.4
                                                  ---------  ---------      -----------  ---------  --------
Total securities available for sale......         $  19,884        6.3%     $    36,467  $  36,360       6.4%
                                                  =========  =========      ===========  =========  ========

Securities held to maturity:/(2)/
 U.S. Government agency
  Securities.............................         $   1,136        6.7%     $     2,848  $   2,849       6.9%
 Mortgage-backed securities..............             4,337        7.4           14,665     14,802       7.2
                                                  ---------  ---------      -----------  ---------  --------
Total securities held to maturity........         $   5,473        7.2      $    17,513  $  17,651       7.1%
                                                  =========  =========      ===========  =========  ========

Total securities.........................         $  25,357        6.5%     $    53,980  $  54,011       6.6%
                                                  =========  =========      ===========  =========  ========

__________________
(1) Carrying value of securities available for sale is their approximate fair value at the reporting date. Average yield on securities available for sale is based on their amortized historical costs at the reporting date.
(2) Carrying value of securities held to maturity is their amortized historical cost at their reporting date. Average yield on securities held to maturity is based on their amortized historical cost at the reporting date.
(3) Other securities includes the Bank's investment, at cost, in Intrieve, Inc., the Bank's data processing service bureau.
(4) Federal Home Loan Bank stock is an equity security. The amount of stock held by the Bank is included under "More than Ten Years" as the Bank is required to hold such stock as a FHLB of Atlanta member.

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

     Deposits in the Bank as of June 30, 2001 were represented by the various programs described below.

Interest              Minimum                                               Minimum                    Percentage of
Rate                   Term                       Category                   Amount          Balances  Total Savings
----                   ----                       --------                   ------          --------  -------------
                                                                                       (In thousands)
1.961%          None                 NOW Accounts                         $     100          $    405       0.51%
2.523           None                 Passbook Statement Accounts                100             2,844       3.56
3.973           None                 Gold Star Savings Account                  100             1,821       2.28
1.992           None                 Money Market Deposit Account             1,500               199       0.25
1.992           None                 High Yield Account                         100               928       1.16
2.228           None                 Best Checking Account                       50               176       0.22
1.946           None                 Merit Checking                              50               614       0.77
2.250           None                 Classic 55 Checking                         50             1,462       1.83
0.000           None                 Free Checking                               --                87       0.11
0.000           None                 Business Checking                           50               250       0.31
2.250           None                 First Checking                              50             1,908       2.39
4.060           None                 Premium MMDA                            10,000             1,001       1.25

                                     Certificates of Deposit
                                     -----------------------

4.628           91 Days              3-Month Money Market                     1,000             2,198       2.75
4.666           5 Month              Fixed Term, Fixed Rate                   1,000             5,168       6.47
4.252           182 Days             6-Month Money Market                     1,000             1,297       1.62
5.065           7 Month              Fixed Term, Fixed Rate                   1,000             4,676       5.86
3.000           8 Month              Fixed Term, Fixed Rate                   1,000               603       0.76
3.000           9 Month              Fixed Term, Fixed Rate                   1,000               210       0.26
4.100           10 Month             Fixed Term, Fixed Rate                   1,000               714       0.89
4.196           12 Month             Fixed Term, Fixed Rate                   1,000             1,044       1.31
3.999           14 Month             Fixed Term, Fixed Rate                   1,000             1,175       1.47
4.000           18 Month             Fixed Term, Fixed Rate                   1,000               760       0.95
4.250           18 Month-IRA         Fixed Term, Fixed Rate - IRA               250             1,408       1.76
4.200           20 Month             Fixed Term, Fixed Rate                   1,000             1,915       2.40
4.200           24 Month             Fixed Term, Fixed Rate                   1,000             1,341       1.68
5.105           30 Month             Fixed Term, Fixed Rate                   1,000            11,648      14.60
5.982           36 Month             Fixed Term, Fixed Rate                   1,000             6,822       8.54
3.334           48 Month             Fixed Term, Fixed Rate                   1,000               502       0.63
5.326           60 Month             Fixed Term, Fixed Rate                   1,000             4,007       5.02
4.924           72 Month             Fixed Term, Fixed Rate                   1,000               147       0.18
4.595           96 Month             Fixed Term, Fixed Rate                   1,000                38       0.05
5.172           120 Month            Fixed Term, Fixed Rate                   1,000               783       0.98
4.173           3-Month-State        Fixed Term, Fixed Rate                   1,000             1,325       1.66
4.488           11 Month             Fixed Term, Fixed Rate                   1,000               433       0.54
4.981           17 Month             Fixed Term, Fixed Rate                   1,000               592       0.74
7.000           19 Month             Fixed Term, Fixed Rate                   1,000            19,342      24.24
                                                                                             --------  ---------

                                               Total...............................          $ 79,843     100.00%
                                                                                             ========  =========

         The following tables set forth the average balances and average interest rates paid for deposits in the Bank as of the dates indicated.

                                                               Year Ended June 30,
                             -----------------------------------------------------------------------------------------
                                               2001                                           2000
                             ------------------------------------------    -------------------------------------------
                                           Interest-                                       Interest-
                                            Bearing                                         Bearing
                              Passbook       Demand      Certificates        Passbook       Demand      Certificates
                               Savings      Deposits      of Deposit         Savings       Deposits      of Deposit
                               -------      --------      ----------         -------       --------      ----------
                                                            (Dollars in thousands)
Average balance..........    $   4,620     $   7,142     $  67,561           $  5,106      $ 6,160      $   70,006
Average interest rate....         3.75%         2.31%         5.95%              3.92%        2.44%           5.07%

     The following table sets forth the certificates of deposit in the Bank classified by rates at the dates indicated.

                                                                           At June 30,
                                                                  ------------------------------
                                                                     2001               2000
                                                                  ----------         -----------
                                                                         (In thousands)
               2.00 - 4.00%..............................         $    5,845         $   5,400
               4.01 - 6.00%..............................             28,443            37,066
               6.01 - 8.00%..............................             33,860            27,509
               8.01 - 10.00%.............................                  0               118
                                                                  ----------         ---------
                                                                  $   68,148         $  70,093
                                                                  ==========         =========

     The following table indicates the amount of the certificates of deposit of $100,000 or more in the Bank by time remaining until maturity at June 30, 2001.

                                                                   Certificates
                                 Maturity Period                   of Deposits
                                 ---------------                   -----------
                                                                  (In thousands)
                  Three months or less....................         $    1,732
                  Over three through six months...........              2,774
                  Over six through twelve months..........              3,084
                  Over twelve months......................              3,715
                                                                   ----------
                       Total..............................         $   11,305
                                                                   ==========

     Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investment and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank had no borrowings from the FHLB as of June 30, 2001, and management currently does not expect to borrow from the FHLB in the future.

Subsidiary Activities

     Federally chartered savings institutions are permitted to invest up to 2% of their assets in subsidiary service corporations, plus an additional 1% in subsidiaries engaged in specific community purposes. Under such limitation, as of June 30, 2001, the Bank was authorized to invest approximately $2.0 million in the stock of or loans to subsidiaries. The Bank currently does not have a subsidiary.


                                  REGULATION

     The following discussion is intended to be a summary of certain statutes, rules and regulations affecting the Company and the Bank. A number of other statutes and regulations have an impact on their operations. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

Regulation of the Company

     General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which authority also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

     As a unitary savings and loan holding company, the Company generally is not subject to any restrictions on its business activities. While the Gramm-Leach-Bliley Act (the "GLB Act"), enacted in November 2001, terminated the "unitary thrift holding company" exemption from activity restrictions on a prospective basis, the Company enjoys grandfathered status under this provision of the GLB Act because it acquired the Bank prior to May 4, 2001. As a result, the Company's freedom from activity restrictions as a unitary savings and loan holding company were not affected by the GLB Act. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the GLB Act and would be subject to the same activity restrictions. The continuation of the Company's exemption from restrictions on business activities as a unitary savings and loan holding company is also subject to the Company's continued compliance with the Qualified Thrift Lender ("QTL") test. See "- Regulation of the Bank - Qualified Thrift Lender Test."

Regulation of the Bank

     General. As a federally chartered, SAIF-insured savings institution, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

     The OTS regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

     The Bank must file reports with the OTS concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

     Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. At June 30, 2001, the Bank was in compliance with its regulatory capital requirements.

     For purposes of the OTS capital regulations, tangible capital is defined as core capital less all intangible assets, less certain mortgage servicing rights and less certain investments. Core, or Tier 1, capital includes common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less nonqualifying intangible assets, certain mortgage servicing rights and certain investments.

     The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital of 8% of risk-weighted assets. Risk-based capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses, and up to 45% of unrealized gains on equity securities. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. A savings institution must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

     In addition to the above regulatory capital requirements, the OTS' prompt corrective action regulation classifies savings institutions by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any savings institution that fails to meet the regulation's capital standards. Under this regulation, a "well capitalized" savings institution is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A savings institution is deemed "adequately capitalized" category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their capital levels. A savings institution that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At June 30, 2001, the Bank was classified as "well capitalized."

     Insurance of Deposit Accounts. The deposit accounts held by the Bank are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

     The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for the first six months of 2001 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

     Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments" (defined to include residential [Amortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At June 30, 2001, the Bank was in compliance with its QTL requirement.

     Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

     A savings institution, such as the Bank, that is a subsidiary of a savings and loan holding company, must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings institutions are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met: (1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings institution or any OTS regulations. Any other situation would require an application to the OTS.

     The OTS may disapprove an application or notice if the proposed capital distribution would: (i) make the savings institution undercapitalized, significantly undercapitalized, or critically undercapitalized; (ii) raise safety or soundness concerns; or (iii) violate a statue, regulation, or agreement with the OTS (or with the FDIC), or a condition imposed in an OTS-approved application or notice. Further, a federal savings institution, like the Bank, cannot distribute regulatory capital that is needed for its liquidation account.

     Loans to One Borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At June 30, 2001, the Registrant's lending limit for loans to one borrower was approximately $4.3 million and had not outstanding commitments that exceeded the loads to one borrower limit at the time originated or committed.

     Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's advances from the FHLB. At June 30, 2001, the Bank was in compliance with this requirement.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 2001, the Bank was in compliance with these Federal Reserve Board requirements.

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

     Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Bank, have been treated the same as commercial banks. Institutions with $500 million or more in assets are able to take a tax deduction only when a loan is actually charged off. Institutions with less than $500 million in assets are still permitted to make deductible bad debt additions to reserves, but only using the experience method. As a result, thrifts must recapture into taxable income the amount of their post-1987 tax bad debt reserves over a six-year period beginning after 1995. This recapture can be deferred for up to two years if the thrift satisfies a residential loan portfolio test. At June 30, 2001, the Bank's post-1987 tax bad debt reserve subject to recapture was approximately $46,000. The Bank recaptured approximately $46,318 of this reserve into taxable income in the year ended June 30, 2001. The recapture did not have any effect on the Bank's net income because the related tax expense had already been accrued.

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

     Earnings appropriated to the Bank's tax bad debt reserves and claimed as tax deductions will not be available for the payment of cash dividends or other distributions to the Company (including distributions made upon dissolution or liquidation), unless the Bank includes the amounts distributed in taxable income, along with the amounts deemed necessary to pay the resulting federal income tax. At June 30, 2001, the Bank had approximately $2.8 million of pre-1988 accumulated bad debt reserves for which federal income taxes have not been provided.

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

Employees

     As of June 30, 2001, the Company and the Bank had 28 full-time employees, none of whom was represented by a collective bargaining agreement.

Item 2.  Description of Property
--------------------------------

     The following table sets forth information regarding the Bank's offices at June 30, 2001.

                                                   Net Book                        Owned
                                      Year         Value at        Approximate       or
                                     Opened      June 30, 2001   Square Footage    Leased
                                   ----------    -------------   --------------  --------
Main Office:
221 South 6th Street                  1968        $  198,021          6,500        Owned
Gadsden, Alabama  35901

Branch Offices:
202 Sand Mountain Drive               1965             2,200          1,405        Leased
Albertville, Alabama  35950

2204 Henry Street                     2000           217,189          1,100        Owned
Guntersville, Alabama 35976

390 W. Main Street                    1994             4,715          2,263        Leased
Centre, Alabama  35960

     The net book value of the Bank's investment in furnishings and equipment totaled $43,859 at June 30, 2001.


Item 3.  Legal Proceedings
--------------------------

     From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 2001, the Company was a party to litigation and claims in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

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


Item 10. Executive Compensation
-------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Election of Directors -- Executive Compensation" in the Proxy Statement.


Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

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

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

     (a)  The following exhibits are filed as part of this report.

No.                                 Description
---                                 -----------

3.1            Certificate of Incorporation of The Southern Banc Company, Inc.
               (As amended)

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

10.6 *****     Employment Agreements between The Southern Banc Company, Inc. and
               First Federal Savings and Loan Association of Gadsden and Gates
               Little.

10.7******     2001 Amendment to Employment Agreement between The Southern Banc
               Company, Inc. and Gates B. Little.

10.8******     2000 Amendment to Employment Agreement between The Southern Bank
               Company and Gates Little.

10.9******     2001 Amendment to Employment Agreement between The Southern Banc
               Company, Inc. and James B. Little, Jr.

10.10******    2000 Amendment to Employment Agreement between The Southern Bank
               Company and James B. Little, Jr.

10.11 2001 Amendment to Employment Agreement between The Southern Bank Company and Gates B. Little.

10.12 2001 Amendment to Employment Agreement between The Southern Banc Company, Inc. and James B. Little, Jr.

10.13 2001 Amendment to Employment Agreement between The Southern Bank Company, Inc. and James B. Little, Jr.

13 Annual Report to Stockholders. Except for these portions of the Annual Report to Stockholders which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed "filed" as part of this Report.

21             Subsidiaries

23             Consent of Arthur Andersen LLP



----------------
*      Incorporated by reference to Registration Statement on Form 8-A (No.
       1-13964).
**     Incorporated by reference to Current Report on Form 8-K dated July 15,
       1999.
*** Incorporated by reference to Registration Statement on Form S-1 (No. 3 3-93218).
**** Incorporated by reference to Registration Statement on Form S-8 (No. 333-3546).
***** Incorporated by reference to Annual Report on Form 10-KSB for fiscal year ended June 30, 1998
****** Incorporated by reference to Quarterly Report on Form 10-QSB for fiscal quarter ended March 31, 2001.

       (b) Reports on Form 8-K. There were no Current Reports on Form 8-K filed during the last quarter of fiscal year 2001.

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE SOUTHERN BANC COMPANY, INC.


Date:  September 24, 2001             By:      /s/ Gates Little
                                           ------------------------------
                                           Gates Little
                                           Chairman of the Board, President and
                                           Chief Executive Officer
                                           (Duly Authorized Representative)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


By:  /s/ Gates Little                                           By:  /s/ Thomas F. Dowling
     --------------------------------------------------              ------------------------------
      Gates Little.                                                  Thomas F. Dowling
      Chairman of the Board, President and                           Director
      Chief Executive Officer
      (Director and Principal Executive, Financial
      and Accounting Officer)

Date:  September 24, 2001                                       Date:  September 24, 2001
       ------------------                                              ------------------

By:  /s/ Craig G. Cantrell                                      By:  /s/ James B. Little III
     --------------------------------------------------              --------------------------------
      Craig G. Cantrell                                              James B. Little III
      Director                                                       Director

Date:  September 24, 2001                                       Date:  September 24, 2001
       ------------------                                              ------------------


By:  /s/ Grady Gillam                                           By:  /s/ James B. Little, Jr.
     --------------------------------------------------              --------------------------------
      Grady Gillam                                                   James B. Little, Jr.
      Director                                                       Investment Officer and Director

Date:  September 24, 2001                                       Date:  September 24, 2001
       ------------------                                              ------------------


By:  /s/ Rex G. Keeling, Jr.                                    By:  /s/ Fred Taylor
     --------------------------------------------------              --------------------------------
      Rex G. Keeling, Jr.                                            Fred Taylor
      Director                                                       Director

Date:  September 24, 2001                                       Date:  September 24, 2001
       ------------------                                              ------------------