Form 10QSB
period 2001-09-30
SOUTHERN BANC CO INC
filed 2001-11-14
CIK 946453

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001


                        Commission File Number: 1-13964

                        The Southern Banc Company, Inc.
       _________________________________________________________________
       (Exact name of small business issuer as specified in its charter)


                Delaware                           63-1146351
           ____________________              _____________________
        (State of incorporation)               (I.R.S. Employer
                                              Identification No.)


         221 S. 6th Street, Gadsden, Alabama           35901-4102
        ________________________________________       __________
        (Address of principal executive offices)       (Zip Code)


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

     As of November 12, 2001, there were 1,006,498 shares of the registrant's Common Stock, par value $0.01 per share, issued and outstanding.


        Transitional small business disclosure format (check one): Yes    No X
                                                                      ---   ---

                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                        THE SOUTHERN BANC COMPANY, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         (Dollar Amounts in Thousands)


                                                      September 30,                June 30,
                                                          2001                      2001
                                                   ----------------           ---------------

ASSETS
CASH AND CASH EQUIVALENTS                          $          6,347             $       4,355
SECURITIES AVAILABLE FOR SALE, at fair value                 38,004                    36,359
SECURITIES HELD TO MATURITY, at amortized cost
    fair value of $16,690  and $17,651,
    respectively                                             15,921                    17,513
LOANS RECEIVABLE, net                                        37,137                    37,587
PREMISES AND EQUIPMENT, net                                     522                       466
ACCRUED INTEREST AND DIVIDENDS RECEIVABLE                       631                       600
PREPAID EXPENSES AND OTHER ASSETS                               104                       410
                                                   ----------------             -------------
TOTAL ASSETS                                       $         98,666             $      97,290
                                                   ================             =============

LIABILITIES
DEPOSITS                                           $         80,334             $      79,843
OTHER LIABILITIES                                               522                       401
                                                   ----------------             -------------
TOTAL LIABILITIES                                            80,856                    80,244

COMMITMENTS AND CONTINGENCIES (NOTE 5)
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share
    500,000 shares authorized, shares issued
    and outstanding-- none                                        0                         0
  Common stock, par value $.01 per share,
    3,500,000 authorized, 1,454,750 shares
    issued                                                       15                        15
  Treasury stock,
    at cost, 448,252  shares                                 (5,642)                   (5,642)
  Additional paid-in capital                                 13,751                    13,751
  Unearned  compensation                                       (327)                     (355)
  Shares held in trust,
    at cost, 65,738 shares                                     (852)                     (852)
  Retained earnings                                          10,233                    10,186
  Accumulated other comprehensive (loss) income                 632                       (57)
                                                   ----------------             -------------
 TOTAL STOCKHOLDERS' EQUITY                                  17,810                    17,046
                                                   ----------------             -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $         98,666             $      97,290
                                                   ================             =============

The accompanying notes are an integral part of these condensed consolidated statements.

                        THE SOUTHERN BANC COMPANY, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollar Amounts in Thousands, except per share data)


                                                                                Three Months Ended
                                                                                  September 30,

                                                                            2001                       2000
                                                                     ----------------          -----------------

INTEREST INCOME:
  Interest and fees on loans                                         $            688          $             749
  Interest and dividends on securities available for sale                         590                        474
  Interest and dividends on securities held to maturity                           305                        432
  Other interest income                                                            28                         80
                                                                     ----------------          -----------------
            Total interest income                                               1,611                      1,735


INTEREST EXPENSE:
  Interest on deposits                                                          1,017                      1,105
                                                                     ----------------          -----------------
            Net interest income                                                   594                        630
  Provision for loan losses                                                         9                         30
                                                                     ----------------           ----------------
            Net interest income after provision
              for loan losses                                                     585                        600
                                                                     ----------------          -----------------
NON-INTEREST INCOME:
   Fees and other non-interest income                                              33                         33
                                                                     ----------------          -----------------

NON-INTEREST EXPENSE:
  Salaries and employee benefits                                                  262                        301
  Office building and equipment expenses                                           83                         80
  Other operating expense                                                          87                         80
                                                                     ----------------          -----------------
            Total non-interest expense                                            432                        461
                                                                     ----------------          -----------------
  Income before income taxes                                                      186                        172

PROVISION FOR INCOME TAXES                                                         66                         63
                                                                     ----------------           ----------------
            Net Income                                               $            120           $            109
                                                                     ================          =================
EARNINGS PER SHARE:
            Basic                                                    $           0.14           $           0.12
            Diluted                                                  $           0.14           $           0.12

DIVIDENDS DECLARED PER SHARE                                                  $0.0875                    $0.0875

AVERAGE SHARES OUTSTANDING:
            Basic                                                             882,554                    883,097
            Diluted                                                           882,554                    890,829

The accompanying notes are an integral part of these condensed consolidated statements.

                        THE SOUTHERN BANC COMPANY, INC.
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar Amounts in Thousands)

                                                                                         For The Three Months Ended
                                                                                               September 30,

                                                                                          2001              2000
                                                                                      -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                          $       120        $      109
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation                                                                             11                12
      Amortization (accretion), net                                                           (25)              (36)
      Amortization of unearned compensation                                                    28                78
      Provision for loan losses                                                                 9                30
      Change in assets and liabilities:
      Increase in accrued interest &  dividends receivable                                    (31)              (59)
      Decrease in other assets                                                                306               159
      Increase in other liabilities                                                          (236)              (59)
                                                                                      -----------        ----------
        Total adjustments                                                                      62               125
                                                                                      -----------        ----------
        Net cash provided by operating activities                                             182               234
                                                                                      -----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available for sale                                              (5,970)           (2,550)
   Proceeds from maturities and principal payments on
    securities available for sale                                                           5,407               451
   Purchases of securities held to maturity                                                     0              (441)
   Proceeds from maturities and principal payments on
    securities held to maturity                                                             1,596             1,282
   Net loan repayments                                                                        441             1,172
   Capital expenditures                                                                       (67)              (11)
                                                                                      -----------        ----------
        Net cash provided by (used in) investing activities                                 1,407               (97)
                                                                                      -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits, net                                                        491               (42)
  Increase in advance payments by borrowers
     for taxes and insurance                                                                    0                 9
  Dividends paid                                                                              (73)              (72)
  Contributions to plan trusts                                                                (15)              (16)
  Purchase of treasury stock                                                                    0               (18)
                                                                                      -----------        ----------
        Net cash provided by (used in) financing activities                                   403              (139)

  Net increase (decrease) in cash and cash equivalents                                      1,992                (2)
                                                                                      -----------        ----------

CASH AND CASH EQUIVALENTS, beginning of period                                              4,355             5,746
                                                                                      -----------        ----------

CASH AND CASH EQUIVALENTS, end of period                                             $      6,347     $       5,744
                                                                                      ===========        ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
  Income taxes                                                                       $          0     $          90
                                                                                      ===========        ==========


  Interest                                                                           $      1,017     $       1,231
                                                                                      ===========        ==========

                        THE SOUTHERN BANC COMPANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2001 and June 30, 2001, and for the three month periods ended September 30, 2001 and 2000, include the accounts of The Southern Banc Company, Inc. (the "Company"), and its wholly owned subsidiaries; The Southern Bank Company (the "Bank") and First Service Corporation of Gadsden. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three months ended September 30, 2001 and 2000. Results of operations for the current interim period are not necessarily indicative of results expected for the entire fiscal year.

While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2001. The accounting policies followed by the Company are set forth in the summary of significant accounting policies in the Company's June 30, 2001 consolidated financial statements.


2.  RETIREMENT AND SAVINGS PLANS

Employee Stock Ownership Plan

The Bank has an employee stock ownership plan (the "ESOP") for eligible employees. The ESOP purchased 116,380 shares of the Company's common stock with the proceeds of a $1,163,800 note payable from the Bank and secured by the Common Stock owned by the ESOP. Unearned compensation for the ESOP was charged to stockholders' equity and is reduced ratably in connection with principal payments under the terms of the plan. Unearned compensation is reduced when compensation expense is recognized based on employee services rendered in relation to shares which are committed to be released. At September 30, 2001, the Employee Stock Ownership Plan had 68,030 shares allocated and 40,904 shares unallocated.

Management Recognition Plan ("MRP")

The Bank's MRP provides for awards of common stock to directors and officers of the Bank. A trust was formed for the purpose of purchasing shares of stock in the open market for future awards of stock options under the MRP Plan. The aggregate fair market value of the shares purchased by the MRP is considered unearned compensation at the time of purchase and compensation is earned ratably over the stipulated vesting period. Unearned compensation related to the MRP is shown as a reduction to shareholders' equity in the accompanying consolidated statements of condition. As of June 30, 2001, all awarded shares related to the MRP were allocated to directors and officers of the Bank. At September 30, 2001, the trust held 14,430 shares.

Stock Option and Incentive Plan

The Company has a stockholder approved Option and Incentive Plan (the "Option Plan"). The Option Plan provides for the grant of incentive stock options (ISO's) to employees and non-incentive stock options (non-ISO's) to non-employee directors. The exercise price is based on the market price of the common stock on the date of grant. A trust was formed for the purpose of purchasing shares of stock in the open market for issuance upon future exercises of stock options under the Option Plan. The Plan held 51,308 shares at September 30, 2001.

Simplified Employee Pension Plan

The Company established a Simplified Employee Pension Plan ("SEP") for all employees who have completed one year of service, pursuant to Section 408(k) of the Internal Revenue Code of 1986. The Company makes a discretionary contribution to the SEP on an annual basis.


3.  EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three-month periods ended September 30, 2001 and 2000. Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the MRP and Stock Option plan trusts. Diluted earnings per share for the three month periods ended September 30, 2001 and 2000, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the MRP and the Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

For the three month period ended September 30, 2001 and 2000, there were approximately 123,000 shares under option that were excluded from the earnings per share calculation because these shares would have been antidilutive. The following table represents the earnings per share calculations for the three months ended September 30, 2001 and 2000:


For the Three Months Ended                                                                       Earnings
September 30, 2001:                                   Income              Shares                Per Share
-------------------                                   ------              ------                ---------
Basic earnings per share                     $           120,000             882,554      $            0.14
                                             -------------------                          -----------------
Dilutive securities:
     MRP shares                                                                    0
                                                                     ---------------

Dilutive earnings per share                  $           120,000             882,554      $            0.14
                                             -------------------     ---------------      -----------------

For the Three Months Ended
September 30, 2000:
------------------


Basic earnings per share                    $           109,000             883,097      $            0.12
                                            -------------------                          -----------------
Dilutive securities:
     MRP shares                                                               7,732
                                                                    ---------------

Dilutive earnings per share                 $           109,000             890,829      $            0.12
                                            -------------------     ---------------      -----------------

4.  COMPREHENSIVE INCOME


Comprehensive income is a measure of all non-owner changes in equity of an enterprise that result from transactions and other economic events of the period. This change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income for the three-month periods ended September 30, 2001 and 2000:



                                                                            Three Months Ended
                                                                                 September 30,
                                                                       --------------------------------
                                                                             2001               2000
                                                                       -------------     --------------
                                                                         (Dollar Amounts in Thousands)

Net income                                                             $         120     $          109
Other comprehensive income, net of tax:
        Unrealized gain on securities                                            689                139
                                                                       -------------     --------------
 Comprehensive income                                                  $         809     $          248
                                                                       =============     ==============


5.  LITIGATION

The Company is a party to litigation and claims arising in the normal course of business. Management, after consulting with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.


6.  SUBSEQUENT EVENT

On October 18, 2001, The Southern Bank Company, Inc. announced a dividend in the amount of $.0875 per share on or about December 17, 2001 to stockholders of record at the close of business on November 16, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Comparison of Financial Condition at September 30 and June 30, 2001.

Total assets increased approximately $1.4 million or 1.41% from $97.3 million at June 30, 2001 to $98.7 million at September 30, 2001. During the period ended September 30, 2001, net loans decreased approximately $450,000 or 1.20%, securities available for sale increased approximately $1.7 million or 4.52% and securities held to maturity decreased approximately $1.6 million or 9.09%. Purchases of securities available for sale and securities held to maturity are based on management's assessment of market conditions.

Cash and cash equivalents were $6.4 million and $4.4 million at September 30, 2001 and June 30, 2001, respectively. The increase in cash and cash equivalents was primarily attributable to principal repayments on loans and investment securities during the three-month period ended September 30, 2001.

Allowance for loan losses increased by approximately $1,000 or 0.81% from $123,000 at June 30, 2001 to $124,000 at September 30, 2001. The allowance for loan losses is based on management's evaluation of possible loan losses inherent in the Bank's loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Accrued interest and dividends receivable increased approximately $31,000 or 5.17% from $600,000 at June 30, 2001 to $631,000 at September 30, 2001. Prepaid
expenses and other assets decreased approximately $306,000 or 74.63% from $410,000 at June 30, 2001 to $104,000 at September 30, 2001. This change was primarily attributable to a decrease in prepaid federal income taxes.

Total deposits increased approximately $491,000 or 0.61% from $79.8 million at June 30, 2001 to $80.3 million at September 30, 2001. Other liabilities during the period ended September 30, 2001 increased approximately $121,000 from $401,000 to $522,000. The change in other liabilities was primarily attributable to an increase in reserves for taxes on securities available for sale.

Total equity increased approximately $764,000 or 4.48% from $17.1 million at June 30, 2001 to $17.8 million at September 30, 2001. This change was primarily attributable to an increase in retained earnings and unrealized gain on securities available for sale, offset by the amortization of unearned compensation and the payment of common stock dividends.

Comparison of Results of Operations for the Three Months Ended September 30, 2001 and 2000.

The Company reported net income for the three months ended September 30, 2001 of $120,000 compared with net income of $109,000 for the three months ended September 30, 2000.

Net Interest Income. Net interest income for the three months ended September 30, 2001 was $594,000 as compared to $630,000 for the three months ended September 30, 2000. Total interest income decreased approximately $124,000 or 7.15% for the three months ended September 30, 2001. This change was primarily attributable to a decrease in net loans receivable coupled with the impact of lower interest rates. Total interest expense decreased approximately $88,000 or 7.96% for the three months ended September 30, 2001 compared with the three months ended September 30, 2000. The decrease in total interest expense was also attributable to a lower interest rate environment.

Provision for Loan Losses. The provision for loan losses decreased approximately $21,000 for the three months ended September 30, 2001 as compared
to the three months ended September 30, 2000.   During the three month period
ended September 30, 2001, the provision for loan losses was approximately $9,000 as compared to $30,000 during the three month period ended September 30, 2000.

Non-interest Income. The Company reported no change in non-interest income for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Non-interest income for the three month period ended September 30, 2001 and 2000 was $33,000.

Non-interest Expense. Total non-interest expense decreased approximately $29,000 or 6.29% for the three month period ended September 30, 2001 from $461,000 at September 30, 2000 to $432,000 at September 30, 2001. During the three-month period ended September 30, 2001, salaries and employee benefits decreased by approximately $39,000 or 12.96%. This change was primarily attributable to a decrease in salary and benefit expenses related to certain employee benefit plans. Other operating expenses increased by approximately $7,000 or 8.75% as compared to the three-month period ended September 30, 2000.

Provision for Income Taxes. For the three month period ended September 30, 2001, provision for income tax expense increased $3,000 or 4.76% as compared to the three-month period ended September 30, 2000.

Liquidity and Capital Resources. As a holding company, the Company conducts its business through its subsidiary, the Bank. The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's average liquidity ratio well exceeded the required maximums at and during the three month period ended September 30, 2001. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

The Bank is required to maintain certain levels of regulatory capital. At September 30, 2001, the Bank exceeded all minimum regulatory capital requirements.

Asset Classification, Allowances for Losses and Non-performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, an institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with an institution's classifications. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications on a monthly basis. At September 30, 2001, the Bank had $141,897 of assets classified as substandard and $560,748 of assets designated as special mention. There were no restructured loans at September 30, 2001.

The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                         -------------------------------------
                                                                             (Dollar Amounts in Thousands)
                                                                              2001                   2000
                                                                         --------------         --------------

Balance at beginning of period.....................................            $ 123                  $ 115

Charge-offs........................................................               (8)                    (5)

Recoveries.........................................................                0                      0

Provision for loan losses..........................................                9                     30
                                                                               -----                  -----
Balance at end of period...........................................            $ 124                  $ 140
                                                                               =====                  =====

Ratio of net charge-offs during the period to average loans
 outstanding during the period.....................................             0.02%                  0.01%
                                                                               =====                  =====

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                                                     At September 30,
                                                                              -----------------------------
                                                                               2001                    2000
                                                                              -----                   -----
                                                                              (Dollar Amounts in Thousands)
Loans accounted for on a non-accrual basis:(1)
  Real estate loans:
      One-to-four-family residential.........................                 $  77                   $  18
      Non-residential........................................                    --                      --
Consumer, commercial and savings account loans...............                    47                      43
Other loans..................................................                    --                      --
                                                                              -----                   -----
      Total..................................................                 $ 124                   $  61
                                                                              =====                   =====

Accruing loans which are contractually past due 90 days or
 more:
  Real Estate loans:
      One-to-four-family residential.........................                 $  --                   $  --
      Non-residential........................................                    --                      --
Consumer, commercial and savings account loans...............                    --                      --
Other loans..................................................                    --                      --
                                                                              -----                   -----
      Total..................................................                 $  --                   $  --
                                                                              =====                   =====

  Total of non-accrual and accruing loans
       90 days past due loans................................                 $ 124                   $  61
                                                                              =====                   =====

Percentage of total loans....................................                  0.33%                   0.16%
                                                                              =====                   =====
Other non-performing assets(2)...............................                 $  --                   $  --
                                                                              =====                   =====
 Percentage of total assets...................................                 0.13%                   0.06%
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

The economy in the Bank's market area includes a mixture of manufacturing and agriculture. For years the two major industrial employers were Goodyear Tire and Rubber Company ("Goodyear") and Gulf States Steel Corporation ("Gulf States"). Goodyear presently employs around 1,400 workers, however, management recently announced layoffs of approximately 225 employees at the Gadsden tire plant. The layoffs are a result of continued economic uncertainty forcing reductions in production output and work hours. Gulf States, which previously employed 1,850 workers, ceased production on August 21, 2000 after operating under Chapter 11 Bankruptcy since July 1999. Currently, Honda Motor Company is constructing a manufacturing plant in Talladega County, 17 miles from Etowah County. According to projections, the Honda Plant, suppliers, and additional economic opportunities for local businesses could produce approximately 900 jobs for Etowah County residents. Production at the Honda Plant is expected to begin in early Fall 2001. Several other new projects and industries were announced in the past year which could boost the economy in the Bank's primary market area. According to the Alabama Department of Industrial Relations, the unemployment rates for August 2001 in Etowah, Cherokee and Marshall Counties were 7.7%, 4.2% and 5.7%, respectively, as compared to 4.7% for the state of Alabama.

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

                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         From time to time, the Bank is a party to various legal proceedings incident to its business. At September 30, 2001, the Company was a party to litigation and claims in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         On October 18, 2001, The Southern Banc Company, Inc. announced a dividend in the amount of $.0875 per share on or about December 17, 2001 to stockholders of record at the close of business on November 16, 2001.

Item 6.  Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THE SOUTHERN BANC COMPANY



Date:  November 13, 2001            By: /s/ Gates Little
       ------------------               ------------------------------------
                                    Gates Little
                                    (Principal Executive and Financial Officer)