Form 10QSB
period 2001-12-31
SOUTHERN BANC CO INC
filed 2002-02-14
CIK 946453

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

As of December 31, 2001, there were 1,006,498 shares of the registrant's Common Stock, par value $0.01 per share, issued and outstanding.

Transitional small business disclosure format (check one): Yes      No X
                                                              ---     ---

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         THE SOUTHERN BANC COMPANY, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Dollar Amounts in Thousands)



                                                             December 31,     June 30,
                                                                2001            2001
                                                             ------------   -----------
ASSETS

CASH AND CASH EQUIVALENTS                                     $  5,654      $  4,355

SECURITIES AVAILABLE FOR SALE, at fair value                    44,803        36,359
SECURITIES HELD TO MATURITY, at amortized cost
    fair value of $14,837  and $17,651, respectively            14,302        17,513
LOANS RECEIVABLE, net       of allowance for loan losses
    of $121 and $123, respectively                              36,880        37,587
PREMISES AND EQUIPMENT, net                                        520           466
ACCRUED INTEREST AND DIVIDENDS RECEIVABLE                          598           600
PREPAID EXPENSES AND OTHER ASSETS                                  243           410
                                                              --------      --------
TOTAL ASSETS                                                  $103,000      $ 97,290
                                                              ========      ========

LIABILITIES

DEPOSITS                                                      $ 80,126      $ 79,843
FHLB ADVANCES                                                    5,000             0
OTHER LIABILITIES                                                  269           401
                                                              --------      --------
TOTAL LIABILITIES                                               85,395        80,244

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $.01 per share
    500,000 shares authorized, shares issued
    and outstanding-- none                                           0             0
 Common stock, par value $.01 per share,
    3,500,000 authorized, 1,454,750 shares issued                   15            15
 Treasury stock,
    at cost, 448,252  shares                                    (5,642)       (5,642)
 Additional paid-in capital                                     13,751        13,751
 Unearned  compensation                                           (300)         (355)
 Shares held in trust,
    at cost, 65,738 shares                                        (852)         (852)
 Retained earnings                                              10,292        10,186
 Accumulated other comprehensive income (loss)                     341           (57)
                                                              --------      --------

TOTAL STOCKHOLDERS' EQUITY                                      17,605        17,046
                                                              --------      --------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $103,000      $ 97,290
                                                              ========      ========


The accompanying notes are an integral part of these condensed consolidated statements.

                         THE SOUTHERN BANC COMPANY, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollar Amounts in Thousands, except per share data)


                                                                   Three Months Ended                     Six Months Ended
                                                                      December 31,                          December 31,
                                                              -----------------------------        -------------------------------
                                                                 2001              2000               2001               2000
                                                              -----------       -----------        -----------        ------------
INTEREST INCOME:
  Interest and fees on loans                                    $    654          $    737          $   1,342            $  1,486
  Interest and dividends on securities available for sale            643               533              1,233               1,007
  Interest and dividends on securities held to maturity              274               395                579                 827
  Other interest income                                               21                79                 49                 159
                                                                --------          --------          ---------            --------
             Total interest income                                 1,592             1,744              3,203               3,479

INTEREST EXPENSE:
  Interest on deposits and borrowings                                962             1,131              1,979               2,236
                                                                --------          --------          ---------            --------
              Net interest income                                    630               613              1,224               1,243
  Provision for loan losses                                            6                 0                 15                  30
                                                                --------          --------          ---------            --------
              Net interest income after provision
                  for loan losses                                    624               613              1,209               1,213
                                                                --------          --------          ---------            --------
NON-INTEREST INCOME:
   Fees and other non-interest income                                 37                33                 70                  66
                                                                --------          --------          ---------            --------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                                     277               345                539                 646
  Office building and equipment expenses                              83                78                166                 158
  Other operating expense                                            100                93                191                 180
                                                                --------          --------          ---------            --------
              Total non-interest expense                             460               516                896                 984
                                                                --------          --------          ---------            --------
  Income before income taxes                                         201               130                383                 295

PROVISION FOR INCOME TAXES                                            68                44                130                 100
                                                                --------          --------          ---------            --------
              Net Income                                        $    133          $     86          $     253            $    195
                                                                ========          ========          =========            ========
EARNINGS PER SHARE:
              Basic                                             $   0.15          $   0.10          $    0.29            $   0.22
              Diluted                                           $   0.15          $   0.10          $    0.29            $   0.22

DIVIDENDS DECLARED PER SHARE                                    $ 0.0875          $ 0.0875          $  0.1750            $ 0.1750

AVERAGE SHARES OUTSTANDING:
              Basic                                              882,554           882,554            882,554             882,826
              Diluted                                            882,554           890,286            882,554             890,558



The accompanying notes are an integral part of these condensed consolidated statements.

                         THE SOUTHERN BANC COMPANY, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)


                                                                                          For The Six Months Ended
                                                                                                December 31,
                                                                                    -------------------------------------
                                                                                        2001                   2000
                                                                                    --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $    253               $    195
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
              Depreciation                                                                 23                     23
              Accretion, net                                                              (31)                   (70)
              Amortization of unearned compensation                                        55                    110
              Provision for loan losses                                                    15                     30
              Change in assets and liabilities:
              Decrease (increase) in accrued interest &  dividends receivable               2                    (22)
              Decrease (increase) in other assets                                         167                     (1)
              Decrease in other liabilities                                              (198)                  (112)
                                                                                     --------               --------
                          Total adjustments                                                33                    (42)
                                                                                     --------               --------
                          Net cash provided by operating activities                       286                    153
                                                                                     --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available for sale                                         (17,298)               (12,578)
   Proceeds from maturities and principal payments on
       securities available for sale                                                    9,389                  6,730
   Purchases of securities held to maturity                                                 0                   (741)
   Proceeds from maturities and principal payments on
       securities held to maturity                                                      3,219                  3,504
   Net loan repayments                                                                    692                  2,074
   Capital expenditures, net                                                              (77)                   (16)
                                                                                     --------               --------
                         Net cash used in investing activities                         (4,075)                (1,027)
                                                                                     --------               --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in deposits, net                                                  283                   (962)
    Decrease in advance payments by borrowers
        for taxes and insurance                                                           (18)                   (20)
    Dividends paid                                                                       (146)                  (144)
    Contributions to plan trusts                                                          (31)                   (32)
    Purchase of treasury stock                                                              0                    (18)
    Increase in FHLB advances                                                           5,000                      0
                                                                                     --------               --------
                         Net cash provided by (used in) financing activities            5,088                 (1,176)

    Net increase (decrease) in cash and cash equivalents                                1,299                 (2,050)
                                                                                     --------               --------
 CASH AND CASH EQUIVALENTS, beginning of period                                         4,355                  5,746
                                                                                     --------               --------
 CASH AND CASH EQUIVALENTS, end of period                                            $  5,654               $  3,696
                                                                                     ========               ========
 SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
              Income taxes                                                           $    155               $    175
                                                                                     ========               ========
              Interest                                                               $  1,964               $  2,408
                                                                                     ========               ========

                         THE SOUTHERN BANC COMPANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of December 31, 2001 and June 30, 2001, and for the three and six months ended December 31, 2001 and 2000, include the accounts of The Southern Banc Company, Inc. (the "Company"), and its wholly owned subsidiaries; The Southern Bank Company (the "Bank") and First Service Corporation of Gadsden. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three and six months ended December 31, 2001 and 2000. Results of operations for the current interim period are not necessarily indicative of results expected for the entire fiscal year.

While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2001. The accounting policies followed by the Company are set forth in the summary of significant accounting policies in the Company's June 30, 2001 consolidated financial statements. Certain reclassifications have been made in the 2000 financial statements to conform with the presentation of the 2001 financial statements.

2. RETIREMENT AND SAVINGS PLANS

Employee Stock Ownership Plan

The Bank has an employee stock ownership plan (the "ESOP") for eligible employees. The ESOP purchased 116,380 shares of the Company's common stock with the proceeds of a $1,163,800 note payable from the Bank and secured by the Common Stock owned by the ESOP. Unearned compensation for the ESOP was charged to stockholders' equity and is reduced ratably in connection with principal payments under the terms of the plan. Unearned compensation is reduced when compensation expense is recognized based on employee services rendered in relation to shares which are committed to be released. At December 31, 2001, the Employee Stock Ownership Plan had 68,030 shares allocated and 40,904 shares unallocated.

Management Recognition Plan

The Bank's MRP provides for awards of common stock to directors and officers of the Bank. A trust was formed for the purpose of purchasing shares of stock in the open market for future awards of stock options under the MRP Plan. The aggregate fair market value of the shares purchased by the MRP is considered unearned compensation at the time of purchase and compensation is earned ratably over the stipulated vesting period. Unearned compensation related to the MRP is shown as a reduction to shareholders' equity in the accompanying consolidated statements of condition. As of December 31, 2001, all awarded shares related to the MRP were allocated to directors and officers of the Bank. At December 31, 2001, the trust held 14,430 shares.

Stock Option and Incentive Plan

The Company has a stockholder approved Option and Incentive Plan (the "Option Plan"). The Option Plan provides for the grant of incentive stock options (ISO's) to employees and non-incentive stock options (non-ISO's) to non-employee directors. The exercise price is based on the market price of the common stock on the date of grant. A trust was formed for the purpose of purchasing shares of stock in the open market for issuance upon future exercises of stock options under the Option Plan. The Plan held 51,308 shares at December 31, 2001.

3. EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six months ended December 31, 2001 and 2000. Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the MRP and Stock Option plan trusts. Diluted earnings per share for the three and six months ended December 31, 2001 and 2000, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the MRP and the Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

For the three and six months ended December 31, 2001 and 2000, there were approximately 123,000 shares under option that were excluded from the earnings per share calculation because these shares would have been anti-dilutive. The following table represents the earnings per share calculations for the three and six months ended December 31, 2001 and 2000:

For the Three Months Ended                                            Earnings
December 31, 2001:                    Income         Shares           Per Share
------------------                    ------         ------           ---------

Basic earnings per share             $133,000        882,554            $0.15
                                     --------                           -----

Dilutive securities:
     MRP shares                                            0
                                                     -------
Dilutive earnings per share          $133,000        882,554            $0.15
                                     --------        -------            -----

For the Three Months Ended
December 31, 2000:
------------------

Basic earnings per share             $ 86,000        882,554            $0.10
                                     --------                           -----
Dilutive securities:
     MRP shares                                        7,732
                                                     -------
Dilutive earnings per share          $ 86,000        890,286            $0.10
                                     --------        -------            -----

For the Six Months Ended                                              Earnings
December 31, 2001:                    Income         Shares           Per Share
------------------                    ------         ------           ---------

Basic earnings per share             $253,000        882,554            $0.29
                                     --------                           -----
Dilutive securities:
     MRP shares                                            0
                                                     -------
Dilutive earnings per share          $253,000        882,554            $0.29
                                     --------        -------            -----
For the Three Months Ended
December 31, 2000:
------------------

Basic earnings per share             $195,000        882,826            $0.22
                                     --------                           -----
Dilutive securities:
     MRP shares                                        7,732
                                                     -------
Dilutive earnings per share          $195,000        890,558            $0.22
                                     --------        -------            -----


4. COMPREHENSIVE INCOME

Comprehensive income is a measure of all non-owner changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain or loss serves to increase or decrease comprehensive income. The following table represents comprehensive income for the six months ended December 31, 2001 and 2000:

                                                        Six Months Ended
                                                          December 31,
                                                  ---------------------------
                                                       2001            2000
                                                  -----------    ------------
                                                 (Dollar Amounts in Thousands)

Net income                                             $253            $195
Other comprehensive income, net of tax:
               Unrealized gain on securities            398             426
                                                       ----            ----
Comprehensive income                                   $651            $621
                                                       ====            ====


5. LITIGATION

The Company is a party to litigation and claims arising in the normal course of business. Management, after consulting with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

6. SUBSEQUENT EVENT

On January 17, 2002, The Southern Bank Company, Inc. announced a dividend in the amount of $.0875 per share on or about March 11, 2002 to stockholders of record at the close of business on February 15, 2002.

Item 2. Management's Discussion And Analysis Or Plan Of Operation


Comparison of Financial Condition at December 31 and June 30, 2001.

Total assets increased approximately $5.7 million or 5.87% from $97.3 million at June 30, 2001 to $103 million at December 31, 2001. During the period ended December 31, 2001, net loans decreased approximately $707,000 or 1.88%. The decrease in net loans was primarily attributable to principal repayments and refinancing activities.

During the period ended December 31, 2001, securities available for sale increased approximately $8.4 million or 23.22% and securities held to maturity decreased approximately $3.2 million or 18.33%. The net increase in investment securities was primarily attributable to purchases of securities available for sale.

Cash and cash equivalents increased approximately $1.3 million or 29.83% from $4.4 million to $5.7 million at December 31, 2001. The change in cash and cash equivalents was primarily attributable to an increase in FHLB advances offset by net purchases of securities available for sale.

Allowance for loan losses decreased by approximately $2,000 or 1.66% from $123,275 at June 30, 2001 to $121,232 at December 31, 2001. The allowance for loan losses is based on management's evaluation of loan losses inherent in the Bank's loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Accrued interest and dividends receivable decreased approximately $2,000 or 0.33% from $600,000 at June 30, 2001 to $598,000 at December 31, 2001. Prepaid
expenses and other assets decreased approximately $167,000 or 40.73% from $410,000 at June 30, 2001 to $243,000 at December 31, 2001.

Total deposits increased approximately $283,000 or 0.35% from $79.8 million at June 30, 2001 to $80.1 million at December 31, 2001. During the period ended December 31, 2001, FHLB advances increased $5.0 million. Other liabilities during the period ended December 31, 2001 decreased approximately $132,000 or 32.92% from $401,000 at June 30, 2001 to $269,000 at December 31, 2001. The
Company uses FHLB advances from time to time to purchase investment securities or fund lending activities.

Total equity increased approximately $559,000 or 3.28% from $17.1 million at June 30, 2001 to $17.6 million at December 31, 2001. This change was primarily attributable to an increase in retained earnings and unrealized gain on securities available for sale, offset by amortization of unearned compensation and the payment of common stock dividends.

Comparison of Results of Operations for the Three and Six Months Ended December 31, 2001 and 2000.

The Company reported net income for the three and six months ended December 31, 2001 of $133,000 and $253,000, respectively. Net income for the three month period increased approximately $47,000 or 54.65% from $86,000 at December 31, 2000 to $133,000 at December 31, 2001. For the six month period, net income increased approximately $58,000 or 29.74% from $195,000 at December 31, 2000 to $253,000 at December 31, 2001.

Net Interest Income. Net interest income for the three and six months ended December 31, 2001 and 2000 increased $17,000 or 2.77% and decreased $19,000 or 1.53%, respectively. The increase in net interest income for the three month period was primarily attributable to a decrease in interest on deposits during a period of decreasing interest rates. The decrease in net interest income for the six month period was primarily attributable to a decrease in interest and fees on loans. Total interest income decreased approximately $152,000 or 8.72% for the three months ended December 31, 2001 as compared to the same period in 2000 and decreased approximately $276,000 or 7.93% for the six months ended December 31, 2001 as compared to the six month period ended December 31, 2000.

Provision for Loan Losses. For the three month period ended December 31, 2001, the provision for loan losses increased approximately $6,000. This increase was primarily attributable to an increase in non-performing assets

(see Asset Classification, Allowance for Losses and Non-performing Assets). For the six month period ended December 31, 2001, the provision for loan losses decreased approximately $15,000 or 50.00% as compared to the six month period ended December 31, 2000. The allowance for loan losses is based on management's evaluation of loan losses inherent in the Bank's loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Non-interest Income. Non-interest income increased approximately $4,000 or 12.12% from $33,000 to $37,000 for the three months ended December 31, 2001 compared to the three months ended December 31, 2000. For the six months ended December 31, 2001 non-interest income increased approximately $4,000 or 6.06% from $66,000 to $70,000. The increase in non-interest income for the six months ended December 31, 2001 was primarily attributable to a gain on the sale of available for sale securities. During the six months ended December 31, 2001, the Bank recorded gains on the sale of securities of approximately $10,000.

Non-interest Expense. Non-interest expense decreased approximately $56,000 or 10.85% for the three months ended December 31, 2001 from $516,000 to $460,000 compared to the three months ended December 31, 2000. For the six months ended December 31, 2001, non-interest expense decreased approximately $88,000 or 8.94% compared to the six months ended December 31, 2000. Salaries and employee benefits decreased approximately $68,000 or 19.71% for the three months ended December 31, 2001 compared with the three months ended December 31, 2000. For the six months ended December 31, 2001, salaries and benefits decreased approximately $107,000 or 16.56% compared with the six months ended December 31, 2000. The decrease for the three and six months ended December 31, 2001 was primarily attributable to a decrease in salary and benefit expenses. Other operating expenses increased by $7,000 or 7.53% and $11,000 or 6.11% for the three and six months ended December 31, 2001 and 2000, respectively.

Income tax expense was $68,000 for the quarter ended December 31, 2001 compared to $44,000 for the quarter ended December 31, 2000. For the six months ended December 31, 2001, income tax expense was $130,000 compared to $100,000 for the six month period ended December 31, 2000 resulting in an effective tax rate of 34% for 2001 and 2000.

Liquidity and Capital Resources. As a holding company, the Company conducts its business through its subsidiary, the Bank. The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's average liquidity ratio well exceeded the required maximums at and during the three and six months ended December 31, 2001. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

The Bank is required to maintain certain levels of regulatory capital. At December 31, 2001, the Bank exceeded all minimum regulatory capital requirements.

Asset Classification, Allowances for Losses and Non-performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, an institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with an institution's classifications. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications on a monthly basis. At December 31, 2001, the Bank had $153,959 of assets classified as substandard and $439,551 of assets designated as special mention. There were no restructured loans at December 31, 2001.

The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.



                                                                          Period Ended December 31,
                                                                        ----------------------------
                                                                          2001                 2000
                                                                          ----                 ----
                                                                        (Dollar Amounts in Thousands)
Balance at beginning of period                                            $123                 $115

Charge-offs                                                                (17)                  (8)

Recoveries                                                                   0                    0

Provision for loan losses                                                   15                   30
                                                                          ----                 ----

Balance at end of period                                                  $121                 $137
                                                                          ====                 ====

Ratio of net charge-offs during the period to average
    loans outstanding during the period                                   0.05%                0.02%
                                                                          ====                 ====

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.



                                                          At December 31,
                                                   -----------------------------
                                                        2001           2000
                                                        ----           ----
                                                   (Dollar Amounts in Thousands)

Loans accounted for on a non-accrual basis:(1)
  Real estate loans:
      One-to-four-family residential                   $ 109          $  28
      Non-residential                                     --             --
Consumer, commercial and savings account loans            45             33
Other loans                                               --             --
                                                       -----          -----
      Total                                            $ 154          $  61
                                                       =====          =====
Accruing loans which are contractually past due
90 days or more:
  Real Estate loans:
      One-to-four-family residential                   $  --          $  --
      Non-residential                                     --             --
Consumer, commercial and savings account loans            --             --
Other loans                                               --             --
                                                       -----          -----
      Total                                            $  --          $  --
                                                       =====          =====
   Total of non-accrual and accruing loans
       90 days past due loans                          $ 154          $  61
                                                       =====          =====
Percentage of total loans                               0.42%          0.16%
                                                       =====          =====
Other non-performing assets(2)                         $  --          $  --
                                                       =====          =====
Percentage of total assets                              0.15%          0.06%
                                                       =====          =====

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

Market Area

The Bank considers its primary market area to consist of the counties of Etowah, Cherokee and Marshall Counties in Northeast Alabama. The Bank's four offices are located in these three counties. The City of Gadsden, in which the Bank's main office is located, is in Etowah County, approximately 60 miles northeast of Birmingham, Alabama. Etowah County, with an area of approximately 555 square miles, is the second smallest of Alabama's 67 counties in area, but ranks ninth in population. According to 2000 Census Bureau data, the combined population of Etowah, Cherokee and Marshall Counties was approximately 210,000.

The economy in the Bank's market area includes a mixture of manufacturing and agriculture. For years the two major industrial employers were Goodyear Tire and Rubber Company ("Goodyear") and Gulf States Steel Corporation ("Gulf States"). Goodyear, Etowah counties largest employer, presently employs around 1,400 workers. Gulf States, which previously employed 1,850 workers, ceased production on August 21, 2000 after filing Chapter 11 Bankruptcy in July 1999. In Talladega County, 17 miles from Etowah County, Honda Motor Company completed construction of a manufacturing plant and began production in November 2001. Approximately 900 jobs were awarded to Etowah county residents as a result of the Honda Plant, suppliers, and economic opportunities for local businesses. Honda Motor Company recently announced an expansion to the manufacturing plant which will create another 800 jobs. Several other new projects and industries have been announced in the past year which could boost the economy in the Bank's primary market area including the reopening of the plate and strip mill facilities of the old Gulf States plant. According to the Alabama Department of Industrial Relations, the unemployment rates for November 2001 in Etowah, Cherokee and Marshall Counties were 5.8%, 4.2% and 6.1%, respectively, as compared to 4.7% for the state of Alabama.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        From time to time, the Bank is a party to various legal proceedings incident to its business. At December 31, 2001, the Company was a party to litigation and claims in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims would not be material to the consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

        On November 14, 2001, the Company held its Annual Meeting of Stockholders for the purpose of electing three directors whose term will expire in 2004. All matters were approved. The results of the voting at the Annual Meeting were as follows:

Proposal I - Election of Directors

                                    TERM                      VOTES             VOTES
NOMINEE                             EXPIRES                   FOR               WITHHELD
-------                             -------                   ---               --------

Grady Gillam                        2004                      815,806           102,346
Rex G. Keeling, Jr.                 2004                      815,806           102,346
James B. Little, III                2004                      816,306           101,846


There were no abstentions or broker non-votes.

Item 5. Other Information

        On January 17, 2002, The Southern Banc Company, Inc. announced a dividend in the amount of $.0875 per share on or about March 11, 2002 to stockholders of record at the close of business on February 15, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE SOUTHERN BANC COMPANY


Date:  February 14, 2002                   By:  /s/ Gates Little
                                                ----------------
                                                Gates Little
                                                (Principal Executive and
                                                Financial Officer)