Form 10QSB
period 2002-03-31
SOUTHERN BANC CO INC
filed 2002-05-14
CIK 946453

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                         Commission File Number: 1-13964

                         The Southern Banc Company, Inc.


    ------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Delaware                                                  63-1146351
-----------------------                                     -------------------
(State of incorporation)                                     (I.R.S. Employer
                                                             Identification No.)


   221 S. 6th Street, Gadsden, Alabama                            35901-4102
-------------------------------------------                    -----------------
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
Yes  X   No
    ----   ----


As of May 10, 2002, there were 1,006,498 shares of the registrant's Common Stock, par value $0.01 per share, issued and outstanding.

       Transitional small business disclosure format (check one): Yes     No  X
                                                                     ----   ----

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         THE SOUTHERN BANC COMPANY, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Dollar Amounts in Thousands)



                                                                  March 31,                June 30,
                                                                    2002                     2001
                                                                  ---------               ---------
ASSETS

CASH AND CASH EQUIVALENTS                                         $   7,095               $   4,355
SECURITIES AVAILABLE FOR SALE, at fair value                         50,197                  36,359
SECURITIES HELD TO MATURITY, at amortized cost
    fair value of $13,402  and $17,651, respectively                 12,872                  17,513
LOANS RECEIVABLE, net of allowance for loan losses
    of $127 and $123, respectively                                   35,805                  37,587
PREMISES AND EQUIPMENT, net                                             531                     466
ACCRUED INTEREST AND DIVIDENDS RECEIVABLE                               592                     600
PREPAID EXPENSES AND OTHER ASSETS                                       290                     410
                                                                  ---------               ---------
TOTAL ASSETS                                                      $ 107,382               $  97,290
                                                                  =========               =========


LIABILITIES

DEPOSITS                                                          $  79,735               $  79,843
FHLB ADVANCES                                                        10,000                       0
OTHER LIABILITIES                                                       217                     401
                                                                  ---------               ---------
TOTAL LIABILITIES                                                    89,952                  80,244


COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share
    500,000 shares authorized, shares issued
    and outstanding-- none                                                0                       0
 Common stock, par value $.01 per share,
    3,500,000 authorized, 1,454,750 shares issued                        15                      15
 Treasury stock,
    at cost, 448,252  shares                                         (5,642)                 (5,642)
 Additional paid-in capital                                          13,755                  13,751
 Unearned  compensation                                                (273)                   (355)
 Shares held in trust,
    at cost, 65,738 shares                                             (852)                   (852)
 Retained earnings                                                   10,403                  10,186
 Accumulated other comprehensive income (loss)                           24                     (57)
                                                                  ---------               ---------

TOTAL STOCKHOLDERS' EQUITY                                           17,430                  17,046
                                                                  ---------               ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 107,382               $  97,290
                                                                  =========               =========



The accompanying notes are an integral part of these condensed consolidated statements.

                         THE SOUTHERN BANC COMPANY, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollar Amounts in Thousands, except per share data)





                                                             Three Months Ended        Nine Months Ended
                                                                    March 31,              March 31,
                                                            --------------------    --------------------
                                                             2002         2001        2002        2001
                                                            --------    --------    --------    --------

INTEREST INCOME:
  Interest and fees on loans                                 $    635    $    715    $  1,977    $  2,201
  Interest and dividends on securities available for sale         646         553       1,879       1,560
  Interest and dividends on securities held to maturity           245         362         824       1,189
  Other interest income                                            19          66          68         225
                                                             --------    --------    --------    --------

            Total interest income                               1,545       1,696       4,748       5,175


INTEREST EXPENSE:
  Interest on deposits and borrowings                             803       1,075       2,782       3,311
                                                             --------    --------    --------    --------
              Net interest income                                 742         621       1,966       1,864
  Provision for loan losses                                         6           0          21          30
                                                             --------    --------    --------    --------
              Net interest income after provision
                  for loan losses                                 736         621       1,945       1,834
                                                             --------    --------    --------    --------

NON-INTEREST INCOME:
   Fees and other non-interest income                              48          36         128         102
                                                             --------    --------    --------    --------

NON-INTEREST EXPENSE:
  Salaries and employee benefits                                  287         309         826         955
  Office building and equipment expenses                           87          85         253         243
  Other operating expense                                         114         107         315         287
                                                             --------    --------    --------    --------

              Total non-interest expense                          488         501       1,394       1,485
                                                             --------    --------    --------    --------
  Income before income taxes                                      296         156         679         451

PROVISION FOR INCOME TAXES                                        101          53         231         153
                                                             --------    --------    --------    --------

              Net Income                                     $    195    $    103    $    448    $    298
                                                             ========    ========    ========    ========

EARNINGS PER SHARE:
              Basic                                          $   0.22    $   0.12    $   0.51    $   0.34
              Diluted                                        $   0.22        0.12    $   0.51    $   0.33


DIVIDENDS DECLARED PER SHARE                                 $ 0.0875    $ 0.0875    $ 0.2625    $ 0.2625

AVERAGE SHARES OUTSTANDING:
              Basic                                           882,554     882,554     882,554     882,736
              Diluted                                         882,554     890,286     882,554     890,468




The accompanying notes are an integral part of these condensed consolidated statements.

                         THE SOUTHERN BANC COMPANY, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)



                                                                                         For The Nine Months Ended
                                                                                                 March 31,
                                                                                         -------------------------
                                                                                            2002         2001
                                                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $    448     $    298
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
              Depreciation                                                                      35           35
              Accretion, net                                                                   (41)        (116)
              Amortization of unearned compensation                                             82          163
              Provision for loan losses                                                         21           30
              Change in assets and liabilities:
              Decrease (increase) in accrued interest &  dividends receivable                    8          (74)
              Decrease (increase) in other assets                                              120           (6)
              Decrease in other liabilities                                                    (93)        (222)
                                                                                          --------     --------
                       Total adjustments                                                       132         (190)

                                                                                          --------     --------
                       Net cash provided by operating activities                               580          108

                                                                                          --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available for sale                                              (30,411)     (20,799)
   Proceeds from maturities and principal payments on
       securities available for sale                                                        17,363       17,185
   Purchases of securities held to maturity                                                   (724)        (300)
   Proceeds from maturities and principal payments on
       securities held to maturity                                                           4,652        5,205
   Net loan repayments                                                                       1,761        2,582
   Capital expenditures, net                                                                  (100)         (33)

                                                                                          --------     --------
                       Net cash (used in) provided by investing activities                  (7,459)       3,840

                                                                                          --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in deposits, net                                                                 (108)      (1,903)
    Decrease in advance payments by borrowers
        for taxes and insurance                                                                 (9)          (6)
    Dividends paid                                                                            (218)        (216)
    Contributions to plan trusts                                                               (46)         (48)
    Purchase of treasury stock                                                                   0          (18)
    Increase in FHLB advances                                                               10,000            0
                                                                                          --------     --------
                       Net cash provided by (used in) financing activities                   9,619       (2,191)


    Net increase in cash and cash equivalents                                                2,740        1,757

                                                                                          --------     --------
 CASH AND CASH EQUIVALENTS, beginning of period                                              4,355        5,746

                                                                                          --------     --------
 CASH AND CASH EQUIVALENTS, end of period                                                 $  7,095     $  7,503
                                                                                          ========     ========

 SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
              Income taxes                                                                $    151     $    270
                                                                                          ========     ========

              Interest                                                                    $  2,756     $  3,311
                                                                                          ========     ========

                         THE SOUTHERN BANC COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2002 and June 30, 2001, and for the three and nine months ended March 31, 2002 and 2001, include the accounts of The Southern Banc Company, Inc. (the "Company"), The Southern Bank Company (the "Bank") and First Service Corporation of Gadsden. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three and nine months ended March 31, 2002 and 2001. Results of operations for the current interim period are not necessarily indicative of results expected for the entire fiscal year.

While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented clear. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2001. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company's June 30, 2001 consolidated financial statements. Certain reclassifications have been made in the 2001 financial statements to conform with the presentation of the 2002 financial statements.

2.  RETIREMENT AND SAVINGS PLANS

Employee Stock Ownership Plan

The Bank has an Employee Stock Ownership Plan (the "ESOP") for eligible employees. The ESOP purchased 116,380 shares of the Company's common stock with the proceeds of a $1,163,800 note payable from the Bank, secured by the Common Stock owned by the ESOP. Unearned compensation for the ESOP was charged to stockholders' equity and is reduced ratably in connection with principal payments under the terms of the plan. Unearned compensation is amortized into compensation expense based on employee services rendered in relation to shares which are committed to be released. At March 31, 2002, the ESOP had 79,298 shares allocated and 29,636 shares unallocated. At June 30, 2001, the ESOP had 68,030 shares allocated and 40,904 shares unallocated.

Management Recognition Plan

The Bank's Management Recognition Plan (the "MRP") provides for awards of common stock to directors and officers of the Bank. A trust was formed for the purpose of purchasing shares of stock in the open market for future awards of shares of stock under the MRP. The aggregate fair market value of the shares purchased by the MRP is considered unearned compensation at the time of purchase and compensation is earned ratably over the stipulated vesting period. Unearned compensation related to the MRP is shown as a reduction to shareholders' equity in the accompanying consolidated statements of condition. As of March 31, 2002, all awarded shares related to the MRP were allocated to directors and officers of the Bank. The Trust held 14,430 unallocated shares at March 31, 2002 and June 30, 2001.

Stock Option and Incentive Plan

The Company has a stockholder approved Stock Option and Incentive Plan (the "Option Plan"). The Option Plan provides for the grant of incentive stock options to employees and non-incentive stock options to non-employee directors. The exercise price is based on the market price of the common stock on the date of grant. A trust was formed for the purpose of purchasing shares of stock in the open market for issuance upon future exercises of stock options under the Option Plan. The Option Plan held 51,308 shares at March 31, 2002 and June 30, 2001.

3.  EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine months ended March 31, 2002 and 2001. Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the MRP and Option Plan trusts. Diluted earnings per share for the three and nine months ended March 31, 2002 and 2001, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the MRP and the Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

For the three and nine months ended March 31, 2002 and 2001, there were approximately 123,000 shares under option that were excluded from the earnings per share calculation because these shares would have been anti-dilutive. The following table represents the earnings per share calculations for the three and nine months ended March 31, 2002 and 2001:


For the Three Months Ended                                                                  Earnings
March 31, 2002:                                               Income         Shares        Per Share
---------------                                             ----------     -----------     ----------

Basic earnings per share                                       195,000         882,554      $  0.22
                                                                                            --------
Dilutive Securities:
      MRP shares                                                                     0
                                                            ----------     -----------
Dilutive earnings per share                                   $195,000         882,554      $  0.22

                                                            ----------     -----------      --------

For the Three Months Ended
March 31, 2001:
---------------

Basic earnings per share                                       103,000         882,554      $  0.12
                                                                                            --------
Dilutive Securities:
      MRP shares                                                                 7,732
                                                            ----------     -----------
Dilutive earnings per share                                   $103,000         890,286      $  0.12
                                                            ----------     -----------      --------


For the Nine Months Ended                                                                   Earnings
March 31, 2002:                                               Income          Shares       Per Share
--------------                                              ----------     -----------     ----------

Basic earnings per share                                       448,000         882,554      $  0.51
                                                                                            --------
Dilutive Securities:
      MRP shares                                                                     0
                                                            ----------     -----------
Dilutive earnings per share                                   $448,000         882,554      $  0.51
                                                            ----------     -----------      --------


For the Nine Months Ended
March 31, 2001:
---------------

Basic earnings per share                                       298,000         882,736      $  0.34
                                                                                            --------
Dilutive Securities:
      MRP shares                                                                 7,732
                                                            ----------     -----------
Dilutive earnings per share                                   $298,000         890,468      $  0.33
                                                            ----------     -----------      --------

4.  COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period. This change in unrealized gain or loss serves to increase or decrease comprehensive income. The following table represents comprehensive income for the three and nine months ended March 31, 2002 and 2001:



                                                          Three Months Ended           Nine Months Ended
                                                               March 31,                    March 31,
                                                         -------------------           --------------------
                                                         2002           2001           2002           2001
                                                         ----           ----           ----           ----
                                                                       (Dollar Amounts In Thousands)
Net income                                               $ 195          $ 103          $ 448          $ 298
                                                         -----          -----          -----          -----
Other comprehensive income (loss):
           Unrealized gain (loss) on securities
           before tax amount                              (482)           (41)           123            605
           Unrealized gain (loss) on securities
            tax effect                                     164             14            (42)          (206)
                                                         -----          -----          -----          -----
            Unrealized gain (loss) on securities          (318)           (27)            81            399

Comprehensive income (loss)                              $(123)         $  76          $ 529          $ 697
                                                         =====          =====          =====          =====




5.  LITIGATION

The Company is a party to litigation and claims arising in the normal course of business. Management, after consulting with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

6.  SUBSEQUENT EVENT

On April 19, 2002, The Southern Bank Company, Inc. announced a dividend in the amount of $.0875 per share on June 17, 2002 to stockholders of record at the close of business on May 17, 2002.

7.  PENDING ACCOUNTING PRONOUNCEMENTS

In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This statement also amends SFAS No. 113, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement are effective May 15, 2002. The effects of this statement will not have a material impact on the Company's consolidated financial position or results of operations.

Item 2.   Management's Discussion and Analysis or Plan of Operation


Comparison of Financial Condition at March 31, 2002 and June 30, 2001.

Total assets increased approximately $10.1 million or 10.37% from $97.3 million at June 30, 2001 to $107.4 million at March 31, 2002. During the same period ended March 31, 2002, net loans decreased approximately $1.8 million or 4.74%. The decrease in net loans was primarily attributable to principal repayments and refinancing activities.

During the period ended March 31, 2002, securities available for sale increased approximately $13.8 million or 38.06% and securities held to maturity decreased approximately $4.6 million or 26.50%. The net increase in investment securities was primarily attributable to purchases of securities available for sale.

Cash and cash equivalents increased approximately $2.7 million or 62.92% from $4.4 million to $7.1 million at March 31, 2002. The increase in cash and cash equivalents was primarily attributable to principal repayments on loans and an increase in Federal Home Loan Bank ("FHLB") advances offset by net purchases of securities available for sale during the period ended March 31, 2002.

The allowance for loan losses increased by approximately $4,000 or 3.21% from approximately $123,000 at June 30, 2001 to $127,000 at March 31, 2002. The allowance for loan losses is based on management's evaluation of loan losses inherent in the Bank's loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

During the period ended March 31, 2002, premises and equipment increased approximately $65,000 pr 13.95%. This increase was primarily attributable to the purchase of a branch that was previously leased.

Accrued interest and dividends receivable decreased approximately $8,000 or 1.33% from $600,000 at June 30, 2001 to $592,000 at March 31, 2002. Prepaid
expenses and other assets decreased approximately $120,000 or 29.27% from $410,000 at June 30, 2001 to $290,000 at March 31, 2002. This decrease was primarily attributable to a decrease in prepaid federal income taxes.

Total deposits decreased approximately $108,000 or 0.14% from $79.8 million at June 30, 2001 to $79.7 million at March 31, 2002. During the nine month period ended March 31, 2002, FHLB advances increased by $10.0 million. The Company uses FHLB advances from time to time to purchase investment securities and fund lending activities.

During the period ended March 31, 2002, other liabilities decreased approximately $184,000 or 45.89%. This decrease was primarily attributable to a decrease in accrued expenses and deferred tax reserves on securities available for sale.

Total equity increased approximately $384,000 or 2.25% from $17.0 million at June 30, 2001 to $17.4 million at March 31, 2002. This change was primarily attributable to an increase in retained earnings and additional paid-in capital offset by the payment of common stock dividends and amortization of unearned compensation.

Comparison of Results of Operations for the Three and Nine Months Ended March 31, 2002 and 2001.

The Company reported net income for the three and nine months ended March 31, 2002 of $195,000 and $448,000, respectively. Net income for the three month period increased approximately $92,000 or 89.32% from $103,000 at March 31, 2001 to $195,000 at March 31, 2002. For the nine month period, net income increased approximately $150,000 or 50.34% from $298,000 at March 31, 2001 to $448,000 at
March 31, 2002.

Net Interest Income. Net interest income for the three and nine months ended March 31, 2002 and 2001 increased $121,000 or 19.48% and $102,000 or 5.47%, respectively. The increase in total net interest income was primarily attributable to reduced interest expenses in a decreasing interest rate environment. Other interest income decreased approximately $47,000 or 71.21% and $157,000 or 69.78% for the three and nine months ended March 31, 2002, respectively. This decrease was primarily attributable to a reduction in the earnings rate on FHLB overnight funds. Total interest income decreased approximately $151,000 or 8.90% for the three months ended March 31, 2002 as compared to the same period in 2001 and decreased approximately $427,000 or 8.25% for the nine months ended March 31, 2002, as compared to the nine month period ended March 31, 2001.

Provision for Loan Losses. The provision for loan losses for the three month period ended March 31, 2002 increased approximately $6,000 from no provision at March 31, 2001 to $6,000 at March 31, 2002. For the nine month period ended March 31, 2002, the provision for loan losses decreased approximately $9,000 or 30.00% as compared to the nine month period ended March 31, 2001. This decrease was primarily attributable to a decrease in non-performing assets (see Asset Classification, Allowance for Losses and Non-performing Assets). The allowance for loan losses is based on management's evaluation of loan losses inherent in the Bank's loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Non-interest Income. Non-interest income increased approximately $12,000 or 33.33% from $36,000 to $48,000 for the three month period ended March 31, 2002 compared to the three month period ended March 31, 2001. For the nine month period ended March 31, 2002, non-interest income increased approximately $26,000 or 25.49% from $102,000 to $128,000. The increase in non-interest income for the three and nine months ended March 31, 2002 was primarily attributable to gains on the sale of investment securities and an increase in service release premiums on loans sold to the secondary market. During the nine month period ended March 31, 2002, the Company recorded gains on the sale of securities of approximately $1,130. There were no securities sold during the nine month period ended March 31, 2001.

Non-interest Expense. Non-interest expense decreased approximately $7,000 or 1.41% for the three month period ended March 31, 2002 from $495,000 to $488,000 compared to the three month period ended March 31, 2001. For the nine month period ended March 31, 2002, non-interest expense decreased approximately $71,000 or 4.85% compared to the nine month period ended March 31, 2001. Salaries and employee benefits decreased approximately $22,000 or 7.12% for the three month period ended March 31, 2002 compared with the three month period ended March 31, 2001. For the nine month period ended March 31, 2002, salaries and benefits decreased approximately $129,000 or 13.51% compared with the nine month period ended March 31, 2001. The decrease for the three and nine months ended March 31, 2002 was primarily attributable to a decrease in salary expense associated with employee benefits. Other operating expenses increased by $13,000 or 12.87% for the three month period ended March 31, 2002 and 2001 and increased by $48,000 or 17.98% for the nine month period ended March 31, 2002 and 2001. This increase was primarily attributable to an increase in professional services, fees paid to the American Stock Exchange, and advertising expenses.

Income Tax Expense. For the three month period ended March 31, 2002, income tax expense increased approximately $48,000 or 90.57%. For the nine month period ended March 31, 2002, income tax expense increased approximately $78,000 or 50.98% resulting in an effective tax rate of 34%. For the three month period ended March 31, 2002, income before income taxes increased approximately $140,000 or 89.74% as compared to the three month period ended March 31, 2001. For the nine month period ended March 31, 2002, income before income taxes increased approximately $228,000 or 50.55% compared to the nine month period ended March 31, 2001.

Liquidity and Capital Resources. As a holding company, the Company conducts its business through its subsidiary, the Bank. The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's average liquidity ratio well exceeded the required minimums at and during the three and nine months ended March 31, 2002. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Bank's primary sources of funds are deposits, payments of loans and mortgage-backed securities, maturities of investment securities and other investments. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank invests in short-term interest-earning assets which provide liquidity to meet lending requirements.

The Bank is required to maintain certain levels of regulatory capital. At March 31, 2002, the Bank exceeded all minimum regulatory capital requirements.

Asset Classification, Allowances for Losses and Non-performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality periodically. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified as a loss, an institution must either establish a specific allowance for the loss in the amount of the portion of the asset classified as such, or charge off that amount. Federal examiners may disagree with an institution's classifications. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications on a monthly basis. At March 31, 2002, the Bank had $46,393 of assets classified as substandard and $646,980 of assets designated as special mention. There were no restructured loans at March 31, 2002.

The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.



                                                                               Three Months Ended             Nine Months Ended
                                                                                    March 31,                      March 31,
                                                                             -------------------             -------------------
                                                                                          (Dollar Amounts in Thousands)
                                                                               2002         2001             2002         2001
                                                                               ----         ----             ----         ----

Balance at beginning of period ........................................       $ 121       $ 137              $ 123        $ 115

Charge-offs ...........................................................           0         (10)               (17)         (18)


Recoveries ............................................................           0           0                  0            0

Provision for loan losses .............................................           6           0                 21           30
                                                                              -----       -----              -----        -----
Balance at end of period ..............................................       $ 127       $ 127              $ 127        $ 127
                                                                              =====       =====              =====        =====

Ratio of net charge-offs during the period to average loans outstanding
during the period .....................................................        0.00%       0.00%              0.00%        0.00%
                                                                              =====       =====              =====        =====

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.



                                                                                       At March 31,
                                                                           -------------------------------
                                                                             2002                    2001
                                                                             ----                    ----
                                                                             (Dollar Amounts in Thousands)
Loans accounted for on a non-accrual basis:(1)
  Real estate loans:

      One-to-four-family residential ............................          $    28                 $    66
      Non-residential ...........................................               --                      --
Consumer and savings account loans ..............................               18                      50
Other loans .....................................................               --                      --
                                                                           -------                 -------
      Total .....................................................          $    46                 $   116
                                                                           =======                 =======

Accruing loans which are contractually past due 90 days or more:
  Real Estate loans:
      One-to-four-family residential ............................          $    --                 $    --
      Non-residential ...........................................               --                      --
Consumer and savings account loans ..............................               --                      --
Other loans .....................................................               --                      --
                                                                           -------                 -------
      Total .....................................................          $    --                 $    --
                                                                           =======                 =======

   Total of non-accrual and accruing loans
       90 days past due loans ...................................          $    46                 $   116
                                                                           =======                 =======

Percentage of total loans .......................................             0.13%                0   .31%
                                                                           =======                 =======
Other non-performing assets(2) ..................................          $    --                 $    --
                                                                           =======                 =======
Percentage of total assets ......................................             0.04%                0   .12%
                                                                           =======                 =======


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

Market Area

The Bank considers its primary market area to consist of the counties of Etowah, Cherokee and Marshall in Northeast Alabama. The Bank's four offices are located in these three counties. The City of Gadsden, in which the Bank's main office is located, is in Etowah County, approximately 60 miles northeast of Birmingham, Alabama. Etowah County, with an area of approximately 555 square miles, is the second smallest of Alabama's 67 counties in area, but ranks ninth in population. According to 2000 Census Bureau data, the combined population of Etowah, Cherokee and Marshall Counties was approximately 210,000.

The economy in the Bank's market area includes a mixture of manufacturing and agriculture. For years the two major industrial employers were Goodyear Tire and Rubber Company ("Goodyear") and Gulf States Steel Corporation ("Gulf States"). Goodyear, Etowah counties largest employer, presently employs around 1,400 workers. Gulf States, which previously employed 1,850 workers, ceased production on August 21, 2000 after filing Chapter 11 Bankruptcy in July 1999. In Talladega County, 17 miles from Etowah County, Honda Motor Company completed construction of a manufacturing plant and began production in November 2001. Approximately 900 jobs were awarded to Etowah county residents as a result of the Honda Plant, suppliers, and economic opportunities for local businesses. Honda Motor Company recently announced an expansion to the manufacturing plant which will create another 800 jobs at the plant. Several other new projects and industries have been announced in the past year which could boost the economy in the Bank's primary market area. According to the Alabama Department of Industrial Relations, the unemployment rates for March 2002 in Etowah, Cherokee and Marshall Counties were 5.7%, 3.9% and 5.7%, respectively, as compared to 6.0% for the state of Alabama.

Pending Accounting Pronouncements

See Note 7 of Notes to Condensed Consolidated Financial Statements.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time, the Bank is a party to various legal proceedings incidental to its business. At March 31, 2002, the Company was a party to litigation and claims in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims would not be material to the consolidated financial statements.

Item 5.  Other Information

         On April 19, 2002, The Southern Banc Company, Inc. announced a dividend in the amount of $.0875 per share on or about June 17, 2002 to stockholders of record at the close of business on May 17, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE SOUTHERN BANC COMPANY



Date:  May 14, 2002                 By: /s/  Gates Little
                                        ----------------------------------------
                                    Gates Little
                                    (Principal Executive and Financial Officer)