Form 10KSB
period 2002-06-30
SOUTHERN BANC CO INC
filed 2002-09-30
CIK 946453

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 1-13964

THE SOUTHERN BANC COMPANY, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	63-1146351
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

221 S. 6th Street, Gadsden, Alabama	35901
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code: (256) 543-3860

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $.01 per share	American Stock Exchange
(Title of Class)	(Name of Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Registrant’s revenues for the fiscal year ended June 30, 2002:    $6,481,910

The aggregate market value of the 706,467 shares of Common Stock of the registrant issued and outstanding held by non-affiliates was approximately $8.5 million based on the closing sales price of $12.00 per share of the registrant’s Common Stock on September 27, 2002 as listed on the American Stock Exchange. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant’s outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of September 26, 2002:    961,498

Transitional Small Business Disclosure Format  Yes  ☐  No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the part of this report into which the document is incorporated:

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2002 (the “Annual Report”). (Parts I and II)

2.	Portions of the Proxy Statement for the registrant’s 2002 Annual Meeting of Stockholders (the “Proxy Statement”). (Part III)

PART I

Item 1.    Description of Business

General

The Southern Banc Company, Inc.    The Southern Banc Company, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in May 1995 at the direction of management of The Southern Bank Company, formerly First Federal Savings and Loan Association of Gadsden (the “Bank”), for the purpose of serving as the savings institution holding company of the Bank upon the Company’s acquisition of all of the capital stock issued by the Bank in connection with the Bank’s conversion from mutual to stock form.

The holding company structure permits the Company to expand the financial services offered through the Bank. As a holding company, the Company has greater flexibility than the Bank to diversify its business activities through existing or newly formed subsidiaries or through acquisition or merger with other financial institutions. The Company qualifies as a unitary savings institution holding company and is subject to regulation by the Office of Thrift Supervision (“OTS”). The Company’s principal business is the business of the Bank. At June 30, 2002, the Company had total consolidated assets of $110.0 million, deposits of $81.6 million, net loans receivable of $34.5 million and stockholders’ equity of $18.3 million, or 16.7% of total assets.

The Company’s executive offices are located at 221 S. 6th Street, Gadsden, Alabama 35901, and its telephone number is (256) 543-3860.

The Southern Bank Company.    The Bank is an independent community-oriented savings institution dedicated to providing quality customer service. The Bank was organized in 1936 as a federally chartered mutual savings and loan association, at which time it also became a member of the Federal Home Loan Bank (“FHLB”) System and obtained federal deposit insurance.

In 1999, the Bank changed it corporate title from “First Federal Savings and Loan Association of Gadsden” to “The Southern Bank Company.” The change of name was made to eliminate any confusion between the Company and the Bank and to increase public awareness of the expanded banking services which the Bank is authorized to offer. The Bank currently operates through four full-service banking offices located in Gadsden, Albertville, Guntersville and Centre, Alabama.

As a federally chartered savings institution, the Bank is subject to extensive regulation by the OTS. The lending activities and other investments of the Bank must comply with various federal regulatory requirements, and the OTS periodically examines the Bank for compliance with various regulatory requirements. The Federal Deposit Insurance Corporation (“FDIC”) also has the authority to conduct special examinations. The Bank must file reports with OTS describing its activities and financial condition and is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), which sets forth broad accounting and corporate governance reforms intended to restore confidence in the integrity of public company disclosure and accounting practices. The Act is expected to have a significant impact on public companies, their officers, directors and stockholders, and the accounting and legal professions. Some provisions of the Act are effective immediately, while others will be effective as soon as the Securities and Exchange Commission (“SEC”) adopts the relevant rules, which the SEC must do within mandated time periods. Until these rules are adopted, the Company is unable to determine whether the Act will have a material impact on the operations of the Company and the Bank.

CEO and CFO Certifications.    The Act contains two separate provisions requiring chief executive officers and chief financial officers of public companies to make certifications with respect to such companies’ periodic reports to the SEC. One provision imposes criminal penalties and became immediately effective upon passage of the Act, while the other imposes civil penalties for certifications pursuant to recently adopted SEC rules. The Company’s Chief Executive Officer and Chief Financial Officer has submitted both certifications in connection with this Annual Report on Form 10-KSB.

Special Note Regarding Forward Looking Statements

Certain matters discussed in this document are “forward looking statements,” intended to qualify for the safe harbors from liability established by the Private Securities Legislation Reform Act of 1995. These forward looking statements can generally be identified as such because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “estimates,” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward looking statements. Such forward looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Stockholders, potential investors, and other readers are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Business Strategy

The Bank’s business strategy has been to operate as a profitable and independent community-oriented savings institution dedicated to providing quality customer service. Generally, the Bank has sought to implement this strategy by using retail deposits as its sources of funds and maintaining most of its assets in loans secured by owner-occupied one-to-four-family residential real estate located in the Bank’s market area, mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), the Government National Mortgage Association (“GNMA”) and the Federal National Mortgage Association (“FNMA”), U.S. government and agency securities, interest-earning deposits, cash and equivalents, and consumer loans. The Bank’s business strategy incorporates the following key elements: (1) remaining a community-oriented financial institution while maintaining a strong core customer base by providing quality service and offering customers the access to senior management and services that a community-based institution can offer; (2) attracting a retail deposit base from the communities served by the Bank’s four banking offices; (3) maintaining asset quality by emphasizing investment in local residential mortgage loans and consumer loans, mortgage-backed securities and other securities issued or guaranteed by the U.S. government or agencies thereof; and (4) maintaining liquidity and capital substantially in excess of regulatory requirements.

Market Area

The Bank considers its primary market area to consist of the counties of Etowah, Cherokee and Marshall in Northeast Alabama. The Bank’s four offices are located in these three counties. The City of Gadsden, in which the Bank’s main office is located, is in Etowah County, approximately 60 miles northeast of Birmingham, Alabama. Etowah County, with an area of approximately 555 square miles, is the second smallest of Alabama’s 67 counties in area, but ranks ninth in population. According to 2000

Census Bureau data, the combined population of Etowah, Cherokee and Marshall Counties was approximately 210,000.

The economy in the Bank’s market area includes a mixture of manufacturing and agriculture. For years the two major industrial employers were Goodyear Tire and Rubber Company (“Goodyear”) and Gulf States Steel Corporation (“Gulf States”). Goodyear, Etowah County’s largest employer, presently employs around 1,400 workers. Gulf States, which previously employed 1,850 workers, ceased production on August 21, 2000 after filing Chapter 11 Bankruptcy in July 1999. In Talladega County, 17 miles from Etowah County, Honda Motor Company completed construction of a manufacturing plant and began production in November 2001. Approximately 900 jobs were awarded to Etowah county residents as a result of the Honda Plant, suppliers, and economic opportunities for local businesses. In July 2002, Honda Motor Company announced a second expansion to the manufacturing plant that will double production and create another 2,000 jobs at the plant. Several other new projects and industries have been announced in the past year which could boost the economy in the Bank’s primary market area. According to the Alabama Department of Industrial Relations, the unemployment rates for June 2002 in Etowah, Cherokee and Marshall Counties were 6.6%, 3.7% and 6.1%, respectively, as compared to 5.4% for the state of Alabama.

Competition

The Bank experiences substantial competition both in attracting and retaining savings deposits and in the making of mortgage and other loans.

Direct competition for savings deposits comes from other savings institutions, credit unions, regional bank holding companies and commercial banks located in its primary market area. Significant competition for the Bank’s other deposit products and services comes from money market mutual funds and brokerage firms. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions. Competition for origination of real estate loans normally comes from other savings institutions, commercial banks, credit unions, mortgage bankers, and mortgage brokers.

The Bank’s primary competition comes from institutions headquartered in the Bank’s market area as well as numerous additional commercial banks which have branch offices located in the Bank’s market area. Many competing financial institutions have financial resources substantially greater than the Bank and offer a wider variety of deposit and loan products.

Lending Activities

General.    The Bank’s principal lending activity consists of the origination of loans secured by mortgages on existing one-to-four-family residences and a variety of consumer loans in the Bank’s market area. The Bank also makes limited amounts of non-residential real estate and commercial loans.

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

At June 30, 2002, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was approximately $4.3 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was approximately $359,000.

Loan Portfolio Composition.    The following table sets forth selected data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated. At June 30, 2002, the Bank had no concentrations of loans exceeding 10% of total loans that are not disclosed below.

	At June 30,
	2002		2001
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Real estate loans:
One-to-four-family residential	$27,888	80.09%	$30,743	81.37%
Non-residential	140	0.40	81	0.21
Consumer loans(1)	5,582	16.03	6,000	15.88
Commercial loans	186	0.54	139	0.37
Savings account loans	1,024	2.94	820	2.17

Total gross loans	34,820	100.00%	37,783	100.00%

Less:
Unearned income	288		325
Deferred loan fees (costs), net	(116)		(252)
Allowance for loan losses	133		123

Total	$34,515		$37,587

(1)	Consumer loans include home equity line of credit loans of approximately $1,220,000 and $1,274,000, at June 30, 2002 and 2001, respectively.

The following table sets forth information at June 30, 2002 regarding the dollar amount of loans maturing or repricing in the Bank’s portfolio, based on contractual terms to maturity or repricing period. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Due Within 1 Year After 6/30/02	Due After 1 through 5 Years After 6/30/02	Due After 5 Years After 6/30/02	Total
	(In thousands)
Real estate mortgage	$2,163	$1,652	$24,213	$28,028
Consumer, commercial and savings account loans	1,393	3,125	2,274	6,792

Total	$3,556	$4,777	$26,487	$34,820

The following table sets forth at June 30, 2002, the dollar amount of gross loans due after one year after that date, based upon contractual maturity dates or period to reprice, and whether such loans have fixed or adjustable rates.

	Predetermined Rate	Floating or Adjustable Rates
	(In thousands)
Real estate	$27,353	$675
Consumer, commercial and savings account loans	5,362	1,430

Total	$32,715	$2,105

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

Originations, Purchases and Sales of Loans.    The Bank’s loans are primarily originated by salaried loan officers of the Bank, although, from time to time, the Bank purchases loans. During fiscal 2002, the Bank purchased no loans. During the fiscal year ended June 30, 2002, the Bank originated and sold a total of $1,636,000 in loans to the secondary market.

One-to-Four-Family Residential Lending.    Historically, the Bank’s principal lending activity has been the origination of fixed rate loans secured by first mortgages on existing one-to-four-family residences in the Bank’s market area. The purchase price or appraised value of most of such residences generally has been between $27,000 and $285,000, with the Bank’s loan amounts averaging approximately $67,000. At June 30, 2002, $27.9 million, or 80.1% of the Bank’s total loans were secured by one-to-four-family residences, a substantial portion of which were existing, owner-occupied, single-family residences in the Bank’s market area. At June 30, 2002, $27.4 million, or 98.0% of the Bank’s one-to-four-family residential loans, had fixed rates, and $675,000, or 2.0%, had adjustable rates.

The Bank’s one-to-four-family residential mortgage loans generally are for terms of up to 21 years, amortized on a monthly basis, with principal and interest due each month. The majority of the Bank’s one-to-four-family mortgage loans are underwritten with terms of 15 years or less. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. These loans customarily contain “due-on-sale” clauses which permit the Bank to accelerate repayment of a loan upon transfer of ownership of the mortgaged property.

The Bank previously offered a mortgage loan product which provided for a term of up to 21 years with the interest rate increasing one percentage point every seven years. This increase is not contingent upon any corresponding increase in market interest rates. As of June 30, 2002, the Bank had originated $7.4 million of these graduated rate loans. The Bank no longer offers the graduated rate loan program.

The Bank’s lending policies generally limit the maximum loan-to-value ratio on one-to-four-family residential mortgage loans secured by owner-occupied properties to 97% of the lesser of the appraised value or purchase price. The Bank’s lending policies generally require private mortgage insurance for any loan that exceeds an 80% loan-to-value ratio. Pursuant to its “First-Time Home Buyer Plan,” the Bank may lend up to 100% of the purchase price of a one-to-four-family residence provided that the borrower (or third party) provides additional collateral in the form of a pledge of a savings deposit or certificate of deposit equal to 25% of the loan amount for loans up to 15 years and 28% of the loan amount for loans with terms greater than 15 years up to 21 years. Securities may also be pledged as additional collateral, but such securities must have a current market value equal to 140% of the required collateral amount.

The Bank has not originated any adjustable rate, one-to-four-family residential mortgage loans in recent years. However, total loans at June 30, 2002 included adjustable rate, one-to-four-family residential loans with an aggregate principal balance of $675,000, substantially all of which were purchased during fiscal 1996. The rates at which interest accrues on these loans are adjustable annually, generally with limitations on adjustments of 2.0% per adjustment period and 6.0%-6.5% over the life of the loan. While such loans may include initial discounted rates, they were underwritten and borrowers were qualified based on the fully indexed interest rate. The Bank’s adjustable rate loans do not permit negative amortization.

The Bank also originates second mortgage loans. Such loans, when combined with the first mortgage, generally are limited to 75% of the appraised value. Such loans have a fixed rate and a maximum term of 10 years.

The retention of adjustable and graduated rate loans in the Bank’s portfolio helps reduce the Bank’s exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of such loans. It is possible that during periods of rising interest rates, the risk of default on adjustable and graduated rate loans may increase due to increases in interest costs to borrowers. Adjustable and graduated rate loans which provide for initial rates of interest below the fully indexed rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate. Further, although adjustable rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed rate period before the first adjustment, the periodic and lifetime interest rate adjustment limitations, and the ability of borrowers to convert the loans to fixed rates. Accordingly, there can be no assurance that yields on the Bank’s adjustable rate loans will fully adjust to compensate for increases in the Bank’s cost of funds. Finally, adjustable rate loans increase the Bank’s exposure to decreases in prevailing market interest rates, although decreases in the Bank’s cost of funds tend to offset this effect.

Consumer Lending.    At June 30, 2002, the Bank’s total consumer loan portfolio was approximately $6.6 million and consisted primarily of home equity lines of credit, new and used automobile loans, and secured demand loans. These loans totaled approximately $1.2 million, $4.4 million and $1.0 million, respectively, at June 30, 2002. Management plans to continue the Bank’s expansion of these programs as part of the Bank’s plan to provide a wider range of financial services to the Bank’s customers while increasing the Bank’s portfolio yields.

The Bank makes home equity lines of credit secured by the borrower’s residence. These loans, combined with the first mortgage loan, which usually is from the Bank, generally are limited to 75% of the appraised value of the residence as long as the first mortgage is held by the Bank and 70% if the first mortgage is held by another lender. Home equity lines of credit are open-end with the rate on such loans adjusting monthly based on the Prime Rate as published in The Wall Street Journal as of the first day of the month.

The Bank’s new and used automobile loans generally are underwritten in amounts up to 85% of the purchase price, dealer cost or the loan value as published by the National Automobile Dealers Association (i.e., the “Black Book”). The terms of such loans generally do not exceed 60 months with loans for older used cars underwritten for shorter terms. The Bank requires that the vehicles be insured and that the Bank be listed as loss payee on the insurance policy. The Bank originates a portion of its automobile loans on an indirect basis through various dealerships located in its market area. See “— Loan Solicitation and Processing.”

The Bank generally makes savings account loans for up to 80% of the balance of the account. The interest rate on these loans is generally two percentage points above the rate paid on the account, and interest is billed on a monthly basis. These loans are payable on demand, and the account must be pledged as collateral to secure the loan.

Consumer loans generally involve more risk than first mortgage loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against the Bank, and a borrower may be able to assert against the Bank claims and defenses which it has against the seller of the underlying collateral. In underwriting consumer loans, the Bank considers the borrower’s credit history, an analysis of the borrower’s income, expenses and ability to repay the loan, and the value of the collateral.

Loan Solicitation and Processing.    The Bank’s loan originations are derived from a number of sources, including referrals by realtors, builders, depositors, borrowers, as well as walk-in customers. In addition, the Bank originates a portion of its automobile loans on an indirect basis through various dealerships located in the Bank’s market area. The Bank’s solicitation programs consist of calls by the Bank’s officers to local realtors and builders and advertisements in local media, television, newspapers, billboards and real estate-related periodicals. Loan applications are accepted at each of the Bank’s offices for processing and approval.

Upon receipt of a loan application from a prospective borrower, the Bank’s staff obtains the necessary information and then prepares the file for processing. Once in processing, a credit report and verifications of the loan applicant’s employment, income and credit standing are made. It is the Bank’s policy to obtain an appraisal of the real estate intended to secure a proposed mortgage loan from a Bank-approved appraiser. The Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made, except when the Bank becomes aware of a particular risk of environmental contamination.

It is the Bank’s policy to record a lien on the real estate securing the loan and, in most instances, to obtain a title insurance policy which insures that the property is free of prior encumbrances. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a designated flood plain, paid flood insurance policies are required.

The Board of Directors has the overall responsibility and authority for general supervision of the Bank’s loan policies. The Board has established written lending policies for the Bank. The Bank has established a loan committee which is comprised of Board members and Executive Officers. Any loan committee member has the authority to approve mortgage loans of $200,000 or under. Mortgage loans over $200,000 require the approval of one committee member accompanied by the approval of the Chairman of the Board. Consumer loans up to $20,000 may be approved by individual loan officers. Consumer loans greater than $20,000 must be approved by at least two members of the Bank’s consumer loan committee which is comprised of all of the Bank’s loan officers. Loan applicants are promptly notified of the decision of the Bank. It has been management’s experience that substantially all approved loans are funded.

Interest Rates and Loan Fees.    Interest rates charged by the Bank on mortgage loans are primarily determined by competitive loan rates offered in its market area and the Bank’s minimum yield requirements. Mortgage loan rates reflect factors such as prevailing market interest rate levels, the supply of money available to the savings industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the federal government, including the Federal Reserve Board, the general supply of money in the economy, tax policies and governmental budget matters.

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

Collection Policies.    When a borrower fails to make a payment on a loan, the Bank generally takes prompt steps to have the delinquency cured and the loan restored to current status. Once the payment grace period has expired (in most instances 15 days after the due date), a late notice is mailed to the borrower, and a late charge is imposed, if applicable. Loans on which payments are 30 or more days delinquent and possess credit deficiencies or potential weaknesses are designated as “special mention.” The Bank’s Board of Directors reviews a list of all classified assets on a monthly basis. See “—Asset Classification, Allowances for Losses and Non-performing Assets.” If a loan remains delinquent 90 days or more, the Bank generally makes demand for payment and/or initiates foreclosure or other legal proceedings.

Asset Classification, Allowances for Losses and Non-performing Assets.    Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, an institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with an institution’s classifications. If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications on a monthly basis. At June 30, 2002, the Bank had no assets classified as loss, no assets classified as doubtful, $44,613 of assets classified as substandard and $684,890 of assets designated as special mention.

In extending credit, the Bank recognizes that losses will occur and that the risk of loss will vary with, among other things, the type of credit being extended, the creditworthiness of the obligor over the term of the obligation, general economic conditions and, in the case of a secured obligation, the quality of the security. It is management’s policy to maintain allowances for losses based on, among other things, regular reviews of delinquencies and credit portfolio quality, character and size, the Bank’s historical loss experience and current and forecasted economic conditions. The Bank increases its allowance for loan losses by charging provisions for losses against the Bank’s income.

Management actively monitors the Bank’s asset quality and charges off loans against the allowance for losses on such loans and makes additional loss provisions in its discretion. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value or net realizable value of the collateral. Although management believes it uses the best information available to make determinations with respect to the allowance for losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

At the date of foreclosure or other repossession, the Bank transfers the property to real estate acquired in settlement of loans at the lower of recorded investment in the loan or fair value, net of estimated cost of disposition. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through an appraisal at the time of foreclosure. Any amount of the recorded investment in the loan in excess of fair value is charged-off against the allowance for loan losses. Subsequent to foreclosure, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate may be recorded if certain conditions are met. At June 30, 2002, the Bank held no properties acquired in settlement of loans.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Years Ended June 30,
	2002	2001
	(Dollars in thousands)
Balance at beginning of period	$123	$115
Charge-offs(1)	(17)	(22)
Recoveries	—	—
Provision for loan losses	27	30

Balance at end of period	$133	$123

Ratio of net charge-offs during the period to average loans outstanding during the period	0.05%	0.06%

(1)
Charge-offs of approximately $17,000 for the year ended June 30, 2002 and $22,000 for the year ended June 30, 2002 were realized due to losses incurred upon the sale of repossessed automobiles contained in the Bank’s consumer loan portfolio. There were no charge-offs realized in the other loan categories.

The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At June 30,
	2002		2001
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to four-family residential	$60	80.09%	$65	81.37%
Non-residential	0	0.40	0	0.21
Consumer, commercial and savings account loans	73	19.51	58	18.42

Total allowance for loan losses	$133	100.00%	$123	100.00%

The Bank ceases accrual of interest on a loan when payment on the loan is delinquent in excess of 90 days. Income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments has been reestablished, in which case the loan is returned to accrual status.

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated.

	At June 30,
	2002	2001
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:(1)
Real estate loans:
One-to-four-family residential	$37	$117
Non-residential	—	—
Consumer, commercial and savings account loans	12	31
Other loans	—	—

Total	$49	$148

Accruing loans which are contractually past due 90 days or more:
Real Estate loans:
One-to-four-family residential	$—	$—
Non-residential	—	—
Consumer, commercial and savings account loans	—	—
Other loans	—	—

Total	$—	$—

Total of non-accrual and accruing loans 90 days past due loans	$49	$148

Percentage of total loans	0.14%	0.39%

Other non-performing assets(2)	$—	$—

Percentage of total assets	0.04%	0.15%

(1)
The Bank ceases accrual of interest on a loan when payment on the loan is delinquent in excess of 90 days. Income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments has been reestablished, in which case the loan is returned to accrual status.

(2)
Other non-performing assets may include real estate or other assets acquired by the Bank through foreclosure or repossession. Real estate owned is recorded at the lower of the recorded investment in the loan or fair value of the property, less estimated costs of disposition.

Neither cash basis, interest income nor interest income foregone on non-accrual loans was considered insignificant for the years ended June 30, 2002 and June 30, 2001.

At June 30, 2002, management had identified no loans which were not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms.

Investment Activities

The Bank is permitted under federal law to make certain investments, including investments in securities issued by FNMA, FHLMC, GNMA, various federal agencies and state and municipal governments; deposits at the FHLB of Atlanta; certificates of deposit in federally insured institutions; certain bankers’ acceptances; and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB of Atlanta stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings institutions are required to maintain.

The Bank invests in investment securities in order to diversify its assets, manage cash flow and interest rate risk, obtain yields, and maintain the minimum levels of qualified and liquid assets required by regulatory authorities. The investment activities of the Bank consist primarily of investments in mortgage-backed securities, U.S. Treasury securities and U.S. Government agency securities, and other securities. Investment decisions are generally made by the President of the Bank and are ratified by the Board of Directors. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank’s investment policy. The Bank’s investment policy does not permit the Bank to invest in any futures, options or high risk mortgage derivatives, including residual interests in collateralized mortgage obligations and other real estate mortgage investment conduits, stripped mortgage-backed securities and other investments that exhibit a high degree of price volatility.

Securities designated as “available for sale” are carried at their fair value with unrealized gains or losses, net of tax effect, recognized in equity. At June 30, 2002, investment securities with an aggregate amortized cost of approximately $52.6 million and an aggregate fair value of approximately $53.8 million were included in the portfolio of securities designated as available for sale. The aggregate impact on equity was a net increase of approximately $867,000 for the year ended June 30, 2002. The gross unrealized pre-tax gain on securities available for sale at June 30, 2002 was approximately $1.1 million, with an after-tax unrealized gain of approximately $810,000. For additional information, see Consolidated Statements of Stockholders’ Equity and Note 2 to Consolidated Financial Statements in the Annual Report filed as Exhibit 13 to this Report. Securities designated as “held to maturity” are those assets which the Bank has the ability and management has the intent to hold to maturity and are carried at amortized cost. At June 30, 2002, securities designated as held to maturity had an aggregate amortized cost of approximately $11.5 million and an aggregate fair value of approximately $12.2 million. Upon acquisition, securities are classified as to the Bank’s intent.

Mortgage-Backed Securities.    The Bank maintains a substantial portfolio of mortgage-backed securities in the form of GNMA, FHLMC and FNMA participation certificates. GNMA, FHLMC and FNMA certificates are each guaranteed by their respective agencies as to principal and interest, and GNMA certificates are backed by the full faith and credit of the U.S. Government. Mortgage-backed securities generally entitle the Bank to receive a pro rata portion of the cash flows from an identified pool of mortgages. Although mortgage-backed securities generally yield less than the loans which are exchanged for such securities, they present substantially lower credit risk, they are more liquid than individual mortgage loans, and they may be used to collateralize obligations of the Bank. In addition, the Bank’s portfolio of mortgage-backed securities qualify as “Qualified Thrift Investments” for purposes of determining the Bank’s compliance with the “Qualified Thrift Lender” test and may also be considered for purposes of meeting certain definitional tests prescribed by the Internal Revenue Code which entitle thrift institutions to favorable tax treatment. See “Regulation—Regulation of the Bank—Qualified Thrift Lender Test” and “—Taxation—Federal Income Taxation.”

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

The Bank’s mortgage-backed securities portfolio consists primarily of seasoned fixed-rate and adjustable rate mortgage-backed securities. At June 30, 2002, the Bank had approximately $9.7 million in mortgage-backed securities and approximately $1.8 million in U. S. Government agency securities which are considered to be held to maturity and which are insured or guaranteed by FNMA, FHLMC or GNMA. At June 30, 2002, the Bank had approximately $44.1 million in mortgage-backed securities and approximately $9.6 million in U. S. Government agency securities and U. S. Treasury securities designated as available for sale.

The following table sets forth the carrying value of the Bank’s investment portfolio at the dates indicated.

	At June 30,
	2002	2001
	(In thousands)
Securities available for sale:(1)
U.S. Treasury securities	$1,527	$1,024
U.S. Government agency securities	8,134	15,091
Mortgage-backed securities	44,075	19,503
Other	17	17

Total securities available for sale	$53,753	$35,635

Securities held to maturity:(2)
U.S. Government agency securities	$1,832	$2,848
Mortgage-backed securities	9,695	14,665

Total securities held to maturity	$11,527	$17,513

Total securities	$65,280	$53,148

(1)	The carrying value is the approximate fair value of the security at each reporting date.
(2)	The carrying value is the amortized cost of the security at each reporting date.

The following table sets forth information regarding the scheduled maturities, amortized costs, fair values and weighted average yields for the Bank’s investment securities at June 30, 2002.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Amortized Cost	Fair Value	Average Yield
					(Dollars in Thousands)
Securities available for sale:(1)
U.S. treasury securities	$1,018	5.8%	$509	3.9%	$—	—%	$—	—%	$1,498	$1,527	5.2%
U.S. Government agency Securities	—	—	4,255	5.0	3,008	6.3	871	6.2	7,950	8,134	5.6
Mortgage-backed securities	—	—	3,157	5.7	9,155	5.9	31,763	5.9	43,207	44,075	5.9
Other(3)	—	—	—	—	—	—	17	—	17	17	—

Total securities available for sale	$1,018	5.8%	$7,921	5.2%	$12,163	6.0%	$32,651	5.9%	$52,672	$53,753	5.8%

Securities held to maturity:(2)
U.S. Government agency Securities	$—	—	$815	6.8%	$249	7.6%	$768	6.7%	$1,832	$1,911	6.6%
Mortgage-backed securities	238	6.6	836	7.9	5,890	6.9	2,731	7.4	9,695	10,267	6.7

Total securities held to maturity	$238	6.6%	$1,651	7.4%	$6,139	6.9%	$3,499	7.2%	$11,527	$12,178	6.7%

Total securities	$1,256	6.0%	$9,572	5.6%	$18,302	6.3%	$36,150	6.0%	$64,199	$65,931	6.0%

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

(3)	Other securities includes the Bank’s investment, at cost, in Intrieve, Inc., the Bank’s data processing service bureau.

For additional information, see Notes 2 and 3 of Notes to Consolidated Financial Statements in the Annual Report filed as Exhibit 13 to this Report.

Deposit Activity and Other Sources of Funds

General.    Deposits are the primary source of the Bank’s funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, interest payments and maturing investments. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by prevailing market interest rates and money market conditions.

Deposits.    The Bank attracts deposits principally from within its market area by offering a variety of deposit instruments, including regular checking, passbook, statement savings accounts and certificates of deposit which range in term from seven days to ten years. Deposit terms vary, principally on the basis of the minimum balance required, the length of time the funds must remain on deposit and the interest rate. The Bank also offers Individual Retirement Accounts (“IRAs”).

The Bank’s policies are designed primarily to attract deposits from local residents through the Bank’s branch network rather than from outside the Bank’s market area. The Bank’s interest rates, maturities, service fees and withdrawal penalties on deposits are established by management on a periodic basis. Management determines deposit interest rates and maturities based on the Bank’s funds acquisition and liquidity requirements, the rates paid by the Bank’s competitors, the Bank’s growth goals, and applicable regulatory restrictions and requirements. The Bank does not solicit deposits from brokers and currently does not bid for public unit funds.

The Bank plans to remain competitive in its primary market area by introducing new products and services which include various checking account products, enhancements to the savings portfolio, offering competitive interest rates and fees, and to attract new customers by providing full service banking.

Deposits in the Bank as of June 30, 2002 were represented by the various programs described below.

Interest Rate	Minimum Term	Category	Minimum Amount	Balances	Percentage of Total Savings
			(In thousands)
2.095%	None	NOW Accounts	$100	$333	0.41%
2.026	None	Passbook Statement Accounts	100	2,967	3.64
2.245	None	Gold Star Savings Account	100	4,021	4.93
1.971	None	Money Market Deposit Account	1,500	128	0.16
1.971	None	High Yield Account	100	1,125	1.38
2.250	None	Best Checking Account	50	197	0.24
1.963	None	Merit Checking	50	666	0.82
2.250	None	Classic 55 Checking	50	1,958	2.40
0.000	None	Free Checking	—	90	0.11
0.000	None	Business Checking	50	166	0.20
1.500	None	First Checking	50	3,013	3.69
2.319	None	Premium MMDA	10,000	1,780	2.18

		Certificates of Deposit
2.000	91 Days	3-Month Money Market	1,000	488	0.60
2.333	5 Month	Fixed Term, Fixed Rate	1,000	2,434	2.98
2.503	182 Days	6-Month Money Market	1,000	1,472	1.80
2.517	7 Month	Fixed Term, Fixed Rate	1,000	4,415	5.41
2.490	8 Month	Fixed Term, Fixed Rate	1,000	198	0.24
2.595	9 Month	Fixed Term, Fixed Rate	1,000	209	0.26
2.508	10 Month	Fixed Term, Fixed Rate	1,000	491	0.60
2.922	12 Month	Fixed Term, Fixed Rate	1,000	990	1.21
2.847	14 Month	Fixed Term, Fixed Rate	1,000	4,715	5.78
3.045	18 Month	Fixed Term, Fixed Rate	1,000	405	0.50
3.727	18 Month-IRA	Fixed Term, Fixed Rate-IRA	250	3,131	3.84
3.527	20 Month	Fixed Term, Fixed Rate	1,000	3,041	3.73
3.567	24 Month	Fixed Term, Fixed Rate	1,000	1,146	1.41
4.376	30 Month	Fixed Term, Fixed Rate	1,000	10,774	13.21
5.969	36 Month	Fixed Term, Fixed Rate	1,000	6,511	7.98
3.271	48 Month	Fixed Term, Fixed Rate	1,000	1,508	1.85
5.253	60 Month	Fixed Term, Fixed Rate	1,000	3,827	4.69
4.853	72 Month	Fixed Term, Fixed Rate	1,000	104	0.13
4.595	96 Month	Fixed Term, Fixed Rate	1,000	39	0.05
5.241	120 Month	Fixed Term, Fixed Rate	1,000	736	0.90
1.713	3-Month-State	Fixed Term, Fixed Rate	1,000	1,325	1.62
3.028	11 Month	Fixed Term, Fixed Rate	1,000	8,546	10.48
3.380	17 Month	Fixed Term, Fixed Rate	1,000	6,627	8.13
2.588	19 Month	Fixed Term, Fixed Rate	1,000	1,981	2.44

		Total		$81,557	100.00%

The following tables set forth the average balances and average interest rates paid for deposits in the Bank as of the dates indicated.

	Years Ended June 30,
	2002			2001
	Passbook Savings	Interest-Bearing Demand Deposits	Certificates of Deposit	Passbook Savings	Interest-Bearing Demand Deposits	Certificates of Deposit
			(Dollars in thousands)
Average balance	$6,657	$9,557	$64,726	$4,620	$7,142	$67,561
Average interest rate	2.22%	1.74%	4.73%	3.75%	2.31%	5.95%

The following table sets forth the certificates of deposit in the Bank classified by rates at the dates indicated.

	At June 30,
	2002	2001
	(In thousands)
0.01 – 2.00%	$1,813	$—
2.00 – 4.00%	40,312	5,845
4.01 – 6.00%	13,862	28,443
6.01 – 8.00%	9,126	33,860

	$65,113	$68,148

The following table indicates the amount of the certificates of deposit of $100,000 or more in the Bank by time remaining until maturity at June 30, 2002.

Maturity Period	Certificates of Deposits
(In thousands)
Three months or less	$2,687
Over three through six months	2,062
Over six through twelve months	4,369
Over twelve months	4,085

Total	$13,203

Borrowings.    Savings deposits historically have been the primary source of funds for the Bank’s lending, investment and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. As of June 30, 2002, Federal Home Loan Bank advances were approximately $9.6 million.

Contractual Obligations and Commitments

The following table sets forth the contractual obligations and commitments of the Bank as of June 30, 2002.

CONTRACTUAL OBLIGATIONS
(Dollars in Thousands)
	One Year or Less	Over One through Three Years	Over Three through Five Years	Over Five Years	Total
FHLB advances	$1,000	$3,000	$5,583	$0	$9,583
Operating Leases	7,200	7,800	0	0	15,000
Certificates of Deposit	44,968	18,135	2,010	0	65,113

Total	$53,168	$28,935	$7,593	$0	$89,696

COMMITMENTS

Lines of Credit	$0	$0	$857	$0	$857

Total	$0	$0	$857	$0	$857

Subsidiary Activities

Federally chartered savings institutions are permitted to invest up to 2% of their assets in subsidiary service corporations, plus an additional 1% in subsidiaries engaged in specific community purposes. Under such limitation, as of June 30, 2002, the Bank was authorized to invest approximately $2.0 million in the stock of or loans to subsidiaries. The Bank currently does not have a subsidiary.

REGULATION

The following discussion is intended to be a summary of certain statutes, rules and regulations affecting the Company and the Bank. A number of other statutes and regulations have an impact on their operations. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

Regulation of the Company

The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which authority also permits the OTS to restrict or prohibit activities that are determined to be serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of the stockholders of the Company.

As a unitary savings and loan holding company, the Company generally is not subject to any restrictions on its business activities. While the Gramm-Leach-Bliley Act (the “GLB Act”), enacted in November 2001, terminated the “unitary thrift holding company” exemption from activity restrictions on a prospective basis, the Company enjoys grandfathered status under this provision of the GLB Act because it acquired the Bank prior to May 4, 2001. As a result, the Company’s freedom from activity restrictions as a unitary savings and loan holding company were not affected by the GLB Act. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners’ Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company’s grandfathered status under the GLB Act and would be subject to the same activity restrictions. The continuation of the Company’s exemption from restrictions on business activities as a unitary savings and loan holding company is also subject to the Company’s continued compliance with the Qualified Thrift Lender (“QTL”) test. See “—Regulation of the Bank—Qualified Thrift Lender Test.”

Regulation of the Bank

General.    As a federally chartered, SAIF-insured savings institution, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

The OTS regularly examines the Bank and prepares reports for the consideration of the Bank’s Board of Directors on any deficiencies that are found in the Bank’s operations. The Bank’s relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank’s mortgage documents.

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

Branching.    Subject to certain limitations, OTS regulations currently permit a federally chartered savings institution like the Bank to establish branches in any state of the United States, provided that the federal savings institution qualifies as a “domestic building and loan associations under the Internal Revenue Code. See “—Qualified Thrift Lender Test. The authority for a federal savings institution to establish an interstate branch network would facilitate a geographic diversification of the institution’s activities.

Regulatory Capital Requirements.    OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. At June 30, 2002, the Bank was in compliance with its regulatory capital requirements.

For purposes of the OTS capital regulations, tangible capital is defined as core capital less all intangible assets, less certain mortgage servicing rights and less certain investments. Core, or Tier 1, capital includes common stockholders’ equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less nonqualifying intangible assets, certain mortgage servicing rights and certain investments.

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

In addition to the above regulatory capital requirements, the OTS’ prompt corrective action regulation classifies savings institutions by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any savings institution that fails to meet the regulation’s capital standards. Under this regulation, a “well capitalized” savings institution is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A savings institution is deemed “adequately capitalized” category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” depending on their capital levels. A savings institution that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At June 30, 2002, the Bank was classified as “well capitalized.”

Insurance of Deposit Accounts.    The deposit accounts held by the Bank are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution’s primary regulator.

The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for the first six months of 2001 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

Qualified Thrift Lender Test.    Federal savings institutions must meet one of two Qualified Thrift Lender (“QTL”) tests. To qualify as a QTL, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner’s Loan Act by maintaining at least 65% of its “portfolio assets” in certain”Qualified Thrift investments” (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At June 30, 2002, the Bank was in compliance with its QTL requirement.

Dividend and Other Capital Distribution Limitations.    The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends. A savings institution, such as the Bank, that is a subsidiary of a savings and loan holding company, must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings institutions are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met: (1) they are eligible for expedited treatment under OTS regulations. (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings institution or any OTS regulations. Any other situation would require an application to the OTS.

The OTS may disapprove an application or notice if the proposed capital distribution would: (i) make the savings institution undercapitalized, significantly undercapitalized, or critically undercapitalized; (ii) raise safety or soundness concerns; or (iii) violate a statue, regulation, or agreement with the OTS (or with the FDTC), or a condition imposed in an OTS approved application or notice. Further, a federal savings institution, like the Bank, cannot distribute regulatory capital that is needed for its liquidation account.

Loans to One Borrower.    A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution’s unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At June 30, 2002, the Registrant’s lending limit for loans to one borrower was approximately $4.6 million and had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

Federal Home Loan Bank System.    The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLB’s that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank’s advances from the FHLB. At June 30, 2002, the Bank was in compliance with this requirement.

Federal Reserve System.    The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 2002, the Bank was in compliance with these Federal Reserve Board requirements.

Taxation

General.    The Company and the Bank file a consolidated federal income tax return on a calendar year basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

Federal Income Taxation.    Savings institutions, such as the Bank, generally are subject to the provisions of the Internal Revenue Code of 1986, as amended, in the same manner as other corporations. For tax years beginning before December 31, 1995, however, by meeting certain definitional tests and other conditions prescribed by the Internal Revenue Code, thrift institutions could benefit from special deductions for annual additions to tax bad debt reserves with respect to loans. For purposes of the bad debt reserve deduction, loans were separated into “qualifying real property loans,” which generally were loans secured by interests in improved real property, and “nonqualifying loans,” which were all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience. The bad debt reserve deduction with respect to qualifying real property loans could he based upon actual loss experience (the “experience method”) or a percentage of taxable income determined without regard to such deduction (the “percentage of taxable income method”). The Bank historically used whichever method resulted in the highest bad debt reserve deduction in any given year.

Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Bank, have been treated the same as commercial banks. Institutions with $500 million or more in assets are able to take a tax deduction only when a loan is actually charged off. Institutions with less than $500 million in assets are still permitted to make deductible bad debt additions to reserves, but only using the experience method. As a result, thrifts must recapture into taxable income the amount of their post-1987 tax bad debt allowance over a six-year period beginning after 1995. This recapture can be deferred for up to two years if the thrift satisfies a residential loan portfolio test. At June 30, 2002, the Bank’s post-1987 tax bad debt allowance subject to recapture was approximately $46,000. The recapture did not have any effect on the Bank’s net income because the related tax expense had already been accrued. All of the bad debt reserve was recaptured in 2001.

Under the experience method, the bad debt deduction to an addition to the reserve for qualifying real property loans is an amount determined under a formula based generally on the bad debts actually sustained by a savings institution over a period of years. Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans was computed as 8% of the thrift’s taxable income. The maximum deduction could be taken as long as not less than 60% of the total dollar amount of the assets of an institution fell within certain designated categories. If the amount of qualifying assets fell below 60%, the institution would get no deduction and could be required to recapture, generally over a period of years, its existing bad debt reserves (although net operating loss carryforwards could be used to offset such recapture).

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

Earnings appropriated to the Bank’s tax bad debt reserves and claimed as tax deductions will not be available for the payment of cash dividends or other distributions to the Company (including distributions made upon dissolution or liquidation), unless the Bank includes the amounts distributed in taxable income, along with the amounts deemed necessary to pay the resulting federal income tax. At June 30, 2002, the Bank had approximately $2.8 million of pre-1988 accumulated bad debt reserves for which federal income taxes have not been provided.

The Internal Revenue Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”) and is payable to the extent such AMTI exceeds an exemption amount. The Internal Revenue Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly-issued private activity bonds other than certain qualified bonds and (b) for taxable years including 1987 through 1989, 50% of the excess of (i) the taxpayer’s pre-tax adjusted net book income over (ii) ANTI (determined without regard to this latter preference and prior to reduction by net operating losses). For taxable years beginning after 1989, this latter preference has been replaced by 75% of the excess (if any) of (i) adjusted current earnings as defined in the Internal

Revenue Code, over (ii) ANTI (determined without regard to this preference and prior to reduction by net operating losses). For any taxable year beginning after 1986, net operating losses can offset no more than 90% of ANTI. Certain payments of alternative minimum taxes may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and before 1992, corporations, including savings institutions, are also subject to an environmental tax equal to 0.12% of the excess of ANTI for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million. The Bank is not currently paying any amount of alternative minimum tax but may. depending on future results of operations, be subject to this tax.

The Bank’s federal income tax returns have not been examined by the regulatory authorities within the past five years. For additional information, see Note 13 of Notes to Consolidated Financial Statements in the Annual Report filed as Exhibit 13 to this Report.

Employees

As of June 30, 2002, the Company and the Bank had 28 full-time employees none of whom was represented by a collective bargaining agreement.

Significant Accounting Policies

The accounting principles followed by the Company and the methods of applying principles conform with accounting principles generally accepted in the United States and with general practices followed by the banking industry. Significant account policies relate to securities, loans, allowance for loan losses, and intangibles. These policies, which significantly affect the determination of financial position, results of operations, and cash flows are summarized in Note 1 (“Organization and Summary of Significant Account Policies”) of Notes to Consolidated Financial Statements, filed as Exhibit 13 to this Report.

Item 2.    Description of Property

The following table sets forth information regarding the Bank’s offices at June 30, 2002.

	Year Opened	Net Book Value at June 30, 2002	Approximate Square Footage	Owned or Leased
Main Office:
221 South 6th Street	1968	$194,992	6,500	Owned
Gadsden, Alabama 35901

Branch Offices:
202 Sand Mountain Drive	1965	4,124	1,405	Leased
Albertville, Alabama 35950

2204 Henry Street Guntersville, Alabama 35976	2000	209,745	1,100	Owned

390 W. Main Street	1994	62,975	2,263	Owned
Centre, Alabama 35960

The net book value of the Bank’s investment in furnishings and equipment totaled $59,407 at June 30, 2002.

Item 3.    Legal Proceedings

From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 2002, the Company was a party to litigation and claims in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

The information required by this item is incorporated by reference to “Item 1. Description of Business—Regulation—Regulation of the Bank—Limitations on Capital Distributions” herein and “Market for Common Stock and Related Stockholder Matters” and Note 11 of the Notes to Consolidated Financial Statements in the portions of the Annual Report filed as Exhibit 13 to this Report.

Item 6.    Management’s Discussion and Analysis or Plan of Operation

The information required by this item is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the portions of the Annual Report filed as Exhibit 13 to this Report.

Item 7.    Financial Statements

The financial statements required by this item are incorporated by reference to the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors’ Report in the portions of the Annual Report filed as Exhibit 13 to this Report.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by this item is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Changes in Certifying Accountant” in the portions of the Annual Report filed as Exhibit 13 to this Report.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information concerning the directors and executive officers of the Company is incorporated herein by reference to the section captioned “Election of Directors” in the Proxy Statement.

Item 10.    Executive Compensation

The information required by this item is incorporated herein by reference to the section captioned “Election of Directors— Executive Compensation” in the Proxy Statement.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the sections captioned “Voting Securities and Beneficial Ownership” and “Election of Directors” in the Proxy Statement.

Item 12.    Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Election of Directors—Transactions with Management” in the Proxy Statement.

Item 13.    Exhibits List and Reports on Form 8-K

(a)    The following exhibits are filed as part of this report.

No.	Description

3.1*	Certificate of Incorporation of The Southern Banc Company, Inc. (As Amended)

3.2**	Bylaws of The Southern Banc Company, Inc.

4.1**	Specimen Common Stock Certificate of The Southern Banc Company, Inc.

4.2***	Rights Agreement

10.1****	Employment Agreements between The Southern Banc Company, Inc. and First Federal Savings and Loan Association of Gadsden and James B. Little Jr.

10.2****	First Federal Savings and Loan Association of Gadsden Supplemental Executive Retirement Agreement

10.3*****	The Southern Banc Company, Inc. 1996 Stock Option and Incentive Plan and trust

10.4*****	First Federal Savings and Loan Association of Gadsden Management Recognition Plan and trust

10.5******	1997 Amendments to Employment Agreements between the Southern Banc Company, Inc. and First Federal Savings and Loan Association and James B. Little Jr.

10.6******	Employment Agreements between The Southern Banc Company, Inc. and First Federal Savings and Loan Association of Gadsden and Gates Little.

13
Annual Report to Stockholders. Except for these portions of the Annual Report to Stockholders which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed “filed” as part of this Report.

21	Subsidiaries

23	Consent of KPMG

*	Incorporated by reference to Annual Report on Form 10-KSB for fiscal year ended June 30, 2001.
**	Incorporated by reference to Registration Statement on Form 8-A (No. 1-13964).
***	Incorporated by reference to Current Report on Form 8-K dated July 15, 1999.
****	Incorporated by reference to Registration Statement on Form S-1 (No. 33-93218).
*****	Incorporated by reference to Registration Statement on Form S-8 (No. 333-3546).
******	Incorporated by reference to Annual Report on Form 10-KSB for fiscal year ended June 30, 1998.

(b)    Reports on Form 8-K.
Not Applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SOUTHERN BANC COMPANY, INC.

Date: September 26, 2002	By:	/s/ GATES LITTLE
Gates Little Chairman of the Board, President and Chief Executive Officer (Duly Authorized Representative)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ GATES LITTLE	By:	/s/ THOMAS F. DOWLING
	Gates Little Chairman of the Board, President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)		Thomas F. Dowling Director
Date: September 26, 2002		Date: September 26, 2002

By:	/s/ CRAIG G. CANTRELL	By:	/s/ JAMES B. LITTLE III
	Craig G. Cantrell Director		James B. Little III Director
Date: September 26, 2002		Date: September 26, 2002

By:	/s/ GRADY GILLAM	By:	/s/ JAMES B. LITTLE, JR.
	Grady Gillam Director		James B. Little, Jr. Director
Date: September 26, 2002		Date: September 26, 2002

By:	/s/ REX G. KEELING, JR.	By:	/s/ FRED TAYLOR
	Rex G. Keeling, Jr. Director		Fred Taylor Director
Date: September 26, 2002		Date: September 26, 2002

CERTIFICATION

I, Gates Little, certify that:

1.	I have reviewed this annual report on Form 10-KSB of The Southern Banc Company, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 26, 2002

By:	/s/ GATES LITTLE
Gates Little Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial Officer)