Form 10QSB
period 2002-09-30
SOUTHERN BANC CO INC
filed 2002-11-14
CIK 946453

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File Number: 1-13964

The Southern Banc Company, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	63-1146351
(State of incorporation)	(I.R.S. Employer Identification No.)

221 S. 6th Street, Gadsden, Alabama	35901-4102
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (256) 543-3860

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days: Yes     X       No

As of November 12, 2002, there were 961,498 shares of the registrant’s Common Stock, par value $0.01 per share, issued and outstanding.

Transitional small business disclosure format (check one): Yes           No     X

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

THE SOUTHERN BANC COMPANY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar Amounts in Thousands)

	September 30, 2002	June 30, 2002
ASSETS

CASH AND CASH EQUIVALENTS	$8,459	$7,529

SECURITIES AVAILABLE FOR SALE, at fair value	54,345	53,753
SECURITIES HELD TO MATURITY, at amortized cost fair value of $11,015 and $12,178, respectively	10,333	11,527
FEDERAL HOME LOAN BANK STOCK	1,449	1,449
LOANS RECEIVABLE, net of allowance for loan losses of $137 and $133, respectively	35,311	34,515
PREMISES AND EQUIPMENT, net	532	530
ACCRUED INTEREST AND DIVIDENDS RECEIVABLE	522	586
PREPAID EXPENSES AND OTHER ASSETS	197	113

TOTAL ASSETS	$111,148	$110,002

LIABILITIES

DEPOSITS	$82,267	$81,557
FHLB ADVANCES	9,583	9,583
OTHER LIABILITIES	853	518

TOTAL LIABILITIES	92,703	91,658

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS’ EQUITY:

Preferred stock, par value $.01 per share 500,000 shares authorized, shares issued and outstanding — none	0	0
Common stock, par value $.01 per share, 3,500,000 authorized, 1,454,750 shares issued	15	15
Treasury stock, at cost, 493,252 and 448,252 shares, respectively	(6,182)	(5,642)
Additional paid-in capital	13,767	13,762
Unearned compensation	(218)	(246)
Shares held in trust, at cost, 65,738 and 65,738 shares, respectively	(852)	(852)
Retained earnings	10,718	10,497
Accumulated other comprehensive income	1,197	810

TOTAL STOCKHOLDERS’ EQUITY	18,445	18,344

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$111,148	$110,002

The accompanying notes are an integral part of these condensed consolidated statements.

THE SOUTHERN BANC COMPANY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollar Amounts in Thousands, except per share data)

	Three Months Ended September 30,

	2002	2001
INTEREST INCOME:
Interest and fees on loans	$590	$688
Interest and dividends on securities available for sale	714	590
Interest and dividends on securities held to maturity	198	305
Other interest income	24	28

Total interest income	1,526	1,611

INTEREST EXPENSE:
Interest on deposits	689	1,017
Interest on borrowings	106	0

Total interest expense	795	1,017

Net interest income before provision for loan losses	731	594
Provision for loan losses	4	9

Net interest income after provision for loan losses	727	585

NON-INTEREST INCOME:
Fees and other non-interest income	32	23
Gain on sale of securities	158	10

Total non-interest income	190	33

NON-INTEREST EXPENSE:
Salaries and employee benefits	270	262
Office building and equipment expenses	93	83
Other operating expense	110	91

Total non-interest expense	473	436

Income before income taxes	444	182

PROVISION FOR INCOME TAXES	151	62

Net Income	$293	$120

EARNINGS PER SHARE:
Basic	$0.33	$0.14
Diluted	$0.33	$0.14

DIVIDENDS DECLARED PER SHARE	$0.0875	$0.0875

AVERAGE SHARES OUTSTANDING:
Basic	887,645	882,554
Diluted	891,226	882,554

The accompanying notes are an integral part of these condensed consolidated statements.

THE SOUTHERN BANC COMPANY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)

	For The Three Months Ended September 30,

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$293	$120
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	16	11
Amortization (accretion), net	18	(25)
Amortization of unearned compensation	28	28
Provision for loan losses	4	9
Net (gain) on sale of secondary market loans	(9)	(5)
Proceeds from sale of secondary market loans	490	522
Loans originated for secondary market	(569)	(517)
Change in assets and liabilities:
(Increase) decrease in accrued interest & dividends receivable	64	(31)
Decrease in other assets	4	306
Increase (decrease) in other liabilities	122	(236)

Net cash provided by operating activities	461	182

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(9,349)	(5,970)
Proceeds from maturities and principal payments on securities available for sale	9,339	5,407
Proceeds from maturities and principal payments on securities held to maturity	1,198	1,596
Net loan (originations) repayments	(800)	441
Capital expenditures, net	(18)	(67)

Net cash provided by investing activities	370	1,407

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net	710	491
Increase in advance payments by borrowers for taxes and insurance	13	0
Dividends paid	(69)	(73)
Contributions to plan trusts	(15)	(15)
Purchase of treasury stock	(540)	0

Net cash provided by financing activities	99	403

Net increase in cash and cash equivalents	930	1,992

CASH AND CASH EQUIVALENTS, beginning of period	7,529	4,355

CASH AND CASH EQUIVALENTS, end of period	$8,459	$6,347

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$10	$0

Interest	$789	$1,017

THE SOUTHERN BANC COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2002 and June 30, 2002, and for the three month periods ended September 30, 2002 and 2001, include the accounts of The Southern Banc Company, Inc. (the “Company”), and its wholly owned subsidiaries: The Southern Bank Company (the “Bank”) and First Service Corporation of Gadsden. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments (none of which are other than normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations for the three months ended September 30, 2002 and 2001. The results of operations for the current interim period are not necessarily indicative of results expected for the entire fiscal year.

While certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2002. The accounting policies followed by the Company are set forth in the summary of significant accounting policies in the Company’s June 30, 2002 consolidated financial statements. Certain reclassifications have been made in the 2001 financial statements to conform with the presentation of the 2002 financial statements.

2.    RETIREMENT AND SAVINGS PLANS

Employee Stock Ownership Plan (“ESOP”)

The Bank has an ESOP for eligible employees. The ESOP purchased 116,380 shares of the Company’s common stock with the proceeds of a $1,163,800 note payable from the Bank and secured by the Common Stock owned by the ESOP. Unearned compensation for the ESOP was charged to stockholders’ equity and is reduced ratably in connection with principal payments under the terms of the plan. Unearned compensation is reduced when compensation expense is recognized based on employee services rendered in relation to shares which are committed to be released. At September 30, 2002 and June 30, 2002, the ESOP had 78,607 shares allocated and 29,637 shares unallocated. Expense related to the ESOP was approximately $30,000 and $27,000 for the three month period ended September 30, 2002 and 2001, respectively. Unearned compensation related to the ESOP was approximately $218,000 and $246,000 at September 30, 2002 and June 30, 2002, respectively, and is shown as a reduction of stockholders’ equity in the accompanying consolidated statement of financial condition.

Management Recognition Plan (“MRP”)

The Bank’s MRP provides for awards of common stock to directors and officers of the Bank. A trust was formed for the purpose of purchasing shares of stock in the open market for future awards of stock under the MRP. The aggregate fair market value of the shares purchased by the MRP is considered unearned compensation at the time of purchase and compensation is earned ratably over the stipulated vesting period. Unearned compensation related to the MRP is shown as a reduction to shareholders’ equity in the accompanying consolidated statements of condition. As of September 30, 2002, all awarded shares related to the MRP had been allocated to directors and officers of the Bank. The MRP held 14,430 unallocated shares at September 30, 2002 and June 30, 2002.

Stock Option and Incentive Plan (“Option Plan”)

The Company has a stockholder approved Option Plan. The Option Plan provides for the grant of incentive stock options (ISO’s) to employees and non-incentive stock options (non-ISO’s) to non-employee directors. The exercise price is based on the market price of the common stock on the date of grant. A trust was formed for the purpose of purchasing shares of stock in the open market for issuance upon future exercises of stock options under the Option Plan. The Option Plan held 51,308 shares at September 30, 2002 and June 30, 2002.

Simplified Employee Pension Plan (“SEP”)

The Company established a SEP for all employees who have completed one year of service, pursuant to Section 408(k) of the Internal Revenue Code of 1986. The Company makes a discretionary contribution to the SEP on an annual basis.

3.    EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three-month periods ended September 30, 2002 and 2001. Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the MRP and Stock Option plan trusts. Diluted earnings per share for the three month periods ended September 30, 2002 and 2001, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the MRP and the Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

For the three month period ended September 30, 2002 and 2001, there were approximately 12,000 shares under option that were excluded from the earnings per share calculation because these shares would have been antidilutive. The following table represents the earnings per share calculations for the three months ended September 30, 2002 and 2001:

For the Three Months Ended September 30, 2002: (1)	Income	Shares	Earnings Per Share
Basic earnings per share	$293,000	887,645	$0.33

Dilutive securities:
Incentive Stock Option Plan shares		3,581

Dilutive earnings per share	$293,000	891,226	$0.33

For the Three Months Ended September 30, 2001:
Basic earnings per share	$120,000	882,554	$0.14

Dilutive securities:
MRP shares		0

Dilutive earnings per share	$120,000	882,554	$0.14

(1)   The purchase of treasury shares during the quarter ended September 30, 2002, increased basic and diluted earnings per share by $.01.

4.    COMPREHENSIVE INCOME

Comprehensive income is a measure of all non-owner changes in equity of an enterprise that result from transactions and other economic events of the period. This change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income for the three-month periods ended September 30, 2002 and 2001:

	Three Months Ended September 30,
	2002	2001
	(Dollar Amounts in Thousands)
Net income	$293	$120
Other comprehensive income, net of tax:
Unrealized gain on securities	387	$689

Comprehensive income	$680	$809

5.    LITIGATION

The Company is a party to litigation and claims arising in the normal course of business. Management, after consulting with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

6.    SUBSEQUENT EVENT

On October 17, 2002, the Company announced the declaration of a cash dividend of $.0875 per share payable on December 16, 2002 to stockholders of record on November 15, 2002.

7.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. This Statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. This Statement also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and also be reviewed for impairment. Impairment losses resulting from the initial application of this statement are to be reported as a change in accounting principle. The Company adopted this Statement effective July 1, 2002. The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and the accounting and reporting provisions of APB Opinion No.30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 144 is effective for fiscal years beginning after December

15, 2001, and interim periods within those fiscal years, with early application encouraged. The effects of this statement did not have a material impact on the Company’s financial position or results of operations upon adoption on July 1,2002.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No.9. This Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinion No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method, and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and SFAS No.142, Goodwill and Other Intangible Assets. The provisions of this Statement are effective as of October 1, 2002, with earlier application permitted. The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

Comparison of Financial Condition at September 30 and June 30, 2002.

Total assets increased approximately $1.1 million or 1.04% from $110 million at June 30, 2002 to $111.1 million at September 30, 2002. During the period ended September 30, 2002, net loans increased approximately $796,000 or 2.31%, securities available for sale increased approximately $592,000 or 1.10% and securities held to maturity decreased approximately $1.2 million or 10.36%. The decrease in securities held to maturity was primarily attributable to principal repayments. Purchases of securities available for sale and securities held to maturity are based on management’s assessment of market conditions.

Cash and cash equivalents increased approximately $930,000 or 12.35% from $7.5 million at June 30, 2002 to $8.5 million at September 30, 2002. The increase in cash and cash equivalents was primarily attributable to principal repayments on loans and investment securities during the three-month period ended September 30, 2002.

Allowance for loan losses increased by approximately $4,000 or 3.00%, from $133,000 at June 30, 2002 to $137,000 at September 30, 2002. The allowance for loan losses is based on management’s evaluation of possible loan losses inherent in the Bank’s loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Accrued interest and dividends receivable on loans and securities decreased approximately $64,000 or 10.92% from $586,000 at June 30, 2002 to $522,000 at September 30, 2002. This change was primarily attributable to the impact of lower interest rates on loans and securities. Prepaid expenses and other assets increased approximately $84,000 or 74.34% from $113,000 at June 30, 2002 to $197,000 at September 30, 2002. This change was primarily attributable to an increase in loans pending for sale in the secondary market.

Total deposits increased approximately $710,000 or 0.87% from $81.6 million at June 30, 2002 to $82.3 million at September 30, 2002. Other liabilities during the period ended September 30, 2002 increased approximately $335,000 or 64.67%, from $518,000 to $853,000. The change in other liabilities was primarily attributable to an increase in reserves for taxes on securities available for sale.

Total equity increased approximately $101,000 or 0.55%, from $18.3 million at June 30, 2002 to $18.4 million at September 30, 2002. This change was primarily attributable to an increase in retained earnings and unrealized gain on securities available for sale, offset by the amortization of unearned compensation and the payment of common stock dividends and the purchase of treasury shares.

Comparison of Results of Operations for the Three Months Ended September 30, 2002 and 2001.

The Company reported net income for the three months ended September 30, 2002 of $293,000 compared with net income of $120,000 for the three months ended September 30, 2001. The increase in net income was primarily attributable to the gain on sale of securities of approximately $158,000 during the period.

Net Interest Income. Net interest income for the three months ended September 30, 2002 increased approximately $137,000 or 23.06%, from $594,000 at September 30, 2001 to $731,000 at September 30, 2002. The increase in net interest income primarily resulted from a decrease in interest on deposits due to a decline in interest rates offset in part by an increase in interest on borrowings. Total interest income decreased approximately $85,000 or 5.28% for the three months ended September 30, 2002 as compared with the three months ended September 30, 2001. This change was primarily attributable to the impact of lower interest rates on loans and securities. Total interest expense for the three months ended September 30, 2002 decreased approximately $222,000 or 21.83%, from $1.0 million at September 30, 2001 to $795,000 at September 30, 2002. The decrease in total interest expense was primarily attributable to a decrease in interest on deposits of $328,000 or 32.25% offset by an increase in interest on borrowings of approximately $106,000.

Provision for Loan Losses. The provision for loan losses decreased approximately $5,000 for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. During the three month period ended September 30, 2002, the provision for loan losses was approximately $4,000 as compared to $9,000 during the three-month period ended September 30, 2001.

Non-interest Income. Total non-interest income increased approximately $157,000 or 475.76% for the three-month period ended September 30, 2002 as compared to the three-month period ended September 30, 2001. The increase in non-interest income was primarily attributable to an increase in gain on the sale of securities of approximately $148,000 or 1,480.00%.

Non-interest Expense. Total non-interest expense increased approximately $37,000 or 8.49% for the three month period ended September 30, 2002 from $436,000 at September 30, 2001 to $473,000 at September 30, 2002. During the three-month period ended September 30, 2002, salaries and employee benefits increased by approximately $8,000 or 3.05%. Other operating expenses increased by approximately $19,000 or 20.88% as compared to the three-month period ended September 30, 2001. The increase in other operating expenses was primarily attributable to an increase in data processing expenses of approximately $8,000 associated with new product offerings, an increase in professional fees of approximately $7,000 and an increase in franchise taxes of approximately $4,500.

Provision for Income Taxes. For the three month period ended September 30, 2002, provision for income tax expense increased $89,000 or 143.55% as compared to the three-month period ended September 30, 2001. This increase was due to the increase in the level of pretax income as the effective tax rate for September 30, 2002 and 2001 was 34%.

Liquidity and Capital Resources. As a holding company, the Company conducts its business through its subsidiary, the Bank. The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank’s average liquidity ratio well exceeded the required maximums at and during the three month period ended September 30, 2002. The Bank adjusts its liquidity levels in order to meet the funding needs of deposit outflows and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Bank’s primary sources of funds are deposits, payment of loans and mortgage-backed securities, and maturities of investment securities and other investments. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank invests in short-term, interest-earning assets that provide liquidity to meet lending requirements.

The Bank is required to maintain certain levels of regulatory capital. At September 30, 2002, the Bank exceeded all minimum regulatory capital requirements.

Asset Classification, Allowances for Losses and Non-performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as a loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified as a loss, an institution must either establish a specific allowance for the loss in the amount of the portion of the asset classified as a loss, or charge off such amount. Federal examiners may disagree with an institution’s classifications. If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications on a monthly basis. At September 30, 2002, the Bank had $123,057 of assets classified as substandard and $330,322 of assets designated as special mention. There were no restructured loans at September 30, 2002. There were no assets designated as doubtful or loss at September 30, 2002.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Three Months Ended September 30,
	2002	2001
	(Dollar Amounts in Thousands)
Balance at beginning of period	$133	$123

Charge-offs	(0)	(8)

Recoveries	0	0

Provision for loan losses	4	9

Balance at end of period	$137	$124

Ratio of net charge-offs during the period to average loans outstanding during the period	0.00%	0.02%

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated.

	At September 30,
	2002	2001
	(Dollar Amounts in Thousands)
Loans accounted for on a non-accrual basis:(1)
Real estate loans:
One-to-four-family residential	$99	$77
Non-residential	—	—
Consumer, commercial and savings account loans	27	47
Other loans	—	—

Total	$126	$124

Accruing loans which are contractually past due 90 days or more:
Real Estate loans:
One-to-four-family residential	$—	$—
Non-residential	—	—
Consumer, commercial and savings account loans	—	—
Other loans	—	—

Total	$—	$—

Total of non-accrual and accruing loans 90 days past due loans	$126	$124

Percentage of total loans	0.36%	0.33%

Other non-performing assets(2)	$—	$—

Percentage of total assets	0.11%	0.13%

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

Market Area

The Bank considers its primary market area to consist of Etowah, Cherokee and Marshall counties in Northeast Alabama. The Bank’s four offices are located in these three counties. The City of Gadsden, in which the Bank’s main office is located, is in Etowah County, approximately 60 miles northeast of Birmingham, Alabama. Etowah County, with an area of approximately 555 square miles, is the second smallest of Alabama’s 67 counties in area, but ranks ninth in population. According to 2000 Census Bureau data, the combined population of Etowah, Cherokee and Marshall Counties was approximately 210,000.

The economy in the Bank’s market area includes a mixture of manufacturing and agriculture. The largest employer in Etowah County is Goodyear Tire and Rubber Company, presently employing around 1,400 workers. In Talladega County, 17 miles from Etowah County, Honda Motor Company began automobile and engine production in November 2001. Approximately 900 jobs were awarded to Etowah county residents as a result of the Honda Plant, suppliers, and economic opportunities for local businesses. In July 2002, Honda Motor Company announced a second expansion to the manufacturing plant that will double production and create another 2,000 jobs at the plant. Several other new projects and industries have been announced in the past year which could boost the economy in the Bank’s primary market area. According to the Alabama Department of Industrial Relations, the unemployment rates for September 2002 in Etowah, Cherokee and Marshall Counties were 5.6%, 3.7% and 6.3%, respectively, as compared to 5.7% for the state of Alabama.

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

CEO and CFO Certifications. The Act contains two separate provisions requiring chief executive officers and chief financial officers of public companies to make certifications with respect to such companies’ periodic reports to the SEC. One provision imposes criminal penalties and became immediately effective upon passage of the Act, while the other imposes civil penalties for certifications pursuant to recently adopted SEC rules. The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) has submitted both certifications in connection with this Quarterly Report on Form 10-QSB.

Forward-Looking Statements

Management’s discussion and analysis includes certain forward-looking statements addressing, among other things, the Company’s prospects for earnings, asset growth and net interest margin. Forward-looking statements are accompanied by, and identified with, such terms as “anticipates,” “believes,” “expects,” “intends,” and similar phrases. Management’s expectations for the Company’s future involve a number of assumptions and estimates. Factors that could cause actual results to differ from the expectations expressed herein include: substantial changes in interest rates, changes in the general economy, changes in the Bank’s strategies for credit-risk management, interest-rate risk management and investment activities. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.

Item 3.    Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of his evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls of the Company.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Bank is a party to various legal proceedings incidental to its business. At September 30, 2002, the Company was a party to litigation and claims in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

On October 17, 2002, the Company announced the declaration of a cash dividend of $.0875 per share payable on December 16, 2002 to stockholders of record November 15, 2002.

Item 6.	Exhibits and Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SOUTHERN BANC COMPANY

Date: November 13, 2002	By:	/s/ Gates Little
Gates Little
President and Chief Executive Officer (Principal Executive and Financial Officer)

CERTIFICATIONS

I, Gates Little, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of The Southern Banc Company, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ Gates Little
Gates Little
President and Chief Executive Officer (Chief Executive Officer and Chief Financial Officer)