Form 10QSB
period 2002-12-31
SOUTHERN BANC CO INC
filed 2003-02-14
CIK 946453

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Yes ☒	No ☐

As of December 31, 2002, there were 961,498 shares of the registrant’s Common Stock, par value $0.01 per share, issued and outstanding.

Transitional small business disclosure format (check one):

Yes ☐	No ☒

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

THE SOUTHERN BANC COMPANY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar Amounts in Thousands)

	December 31, 2002	June 30, 2002

ASSETS
CASH AND CASH EQUIVALENTS	$8,013	$7,529
SECURITIES AVAILABLE FOR SALE, at fair value	56,513	53,753
SECURITIES HELD TO MATURITY, at amortized cost, fair value of $9,832 and $12,178, respectively	9,180	11,527
FEDERAL HOME LOAN BANK STOCK	979	1,449
LOANS RECEIVABLE, net of allowance for loan losses of $132 and $133, respectively	35,906	34,515
PREMISES AND EQUIPMENT, net	526	530
ACCRUED INTEREST AND DIVIDENDS RECEIVABLE	519	586
OTHER ASSETS	1,006	113

TOTAL ASSETS	$112,642	$110,002

LIABILITIES
DEPOSITS	$83,868	$81,557
FHLB ADVANCES	9,167	9,583
OTHER LIABILITIES	955	518

TOTAL LIABILITIES	93,990	91,658
COMMITMENTS AND CONTINGENCIES (NOTE 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share 500,000 shares authorized, shares issued and outstanding-- none	0	0
Common stock, par value $.01 per share, 3,500,000 authorized, 1,454,750 shares issued	15	15
Treasury stock, at cost, 493,252 and 448,252 shares, respectively	(6,182)	(5,642)
Additional paid-in capital	13,778	13,762
Unearned compensation	(191)	(246)
Shares held in trust, at cost, 65,738 shares	(852)	(852)
Retained earnings	10,782	10,497
Accumulated other comprehensive income, net	1,302	810

TOTAL STOCKHOLDERS’ EQUITY	18,652	18,344

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,642	$110,002

The accompanying notes are an integral part of these condensed consolidated statements.

THE SOUTHERN BANC COMPANY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollar Amounts in Thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,

	2002	2001	2002	2001

INTEREST INCOME:
Interest and fees on loans	$597	$654	$1,187	$1,342
Interest and dividends on securities available for sale	720	643	1,434	1,233
Interest and dividends on securities held to maturity	178	274	376	579
Other interest income	18	21	42	49

Total interest income	1,513	1,592	3,039	3,203
INTEREST EXPENSE:
Interest on deposits	686	919	1,375	1,936
Interest on borrowings	103	43	209	43

Total interest expense	789	962	1,584	1,979

Net interest income before provision for loan losses	724	630	1,455	1,224
Provision for loan losses	0	6	4	15

Net interest income after provision for loan losses	724	624	1,451	1,209
NON-INTEREST INCOME:
Fees and other non-interest income	39	37	71	70
Gain on sale of securities	0	0	158	10

Total non-interest income	39	37	229	80

NON-INTEREST EXPENSE:
Salaries and employee benefits	335	277	605	539
Office building and equipment expenses	85	83	178	166
Other operating expense	136	100	246	201

Total non-interest expense	556	460	1,029	906

Income before income taxes	207	201	651	383
PROVISION FOR INCOME TAXES	70	68	221	130

Net Income	$137	$133	$430	$253

EARNINGS PER SHARE:
Basic	$0.16	$0.15	$0.49	$0.29
Diluted	$0.16	$0.15	$0.48	$0.29
DIVIDENDS DECLARED PER SHARE	$0.0875	$0.0875	$0.1750	$0.1750
AVERAGE SHARES OUTSTANDING:
Basic	866,123	882,554	876,884	882,554
Diluted	883,733	882,554	887,480	882,554

          The accompanying notes are an integral part of these condensed consolidated statements.

THE SOUTHERN BANC COMPANY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)

	For The Six Months Ended December 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$430	$253
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	31	23
Amortization (Accretion), net	65	(31)
Amortization of unearned compensation	71	55
Provision for loan losses	4	15
Net gain on sale of secondary market loans	(19)	(20)
Gain on sale of securities	(158)	0
Proceeds from sale of secondary market loans	1,245	1,666
Loans originated for secondary market	(1,907)	(1,646)
Change in assets and liabilities:
Decrease in accrued interest & dividends receivable	67	2
Decrease (increase) in other assets	(212)	167
Decrease in other liabilities	197	(198)

Net cash (used in) provided by operating activities	(186)	286

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(19,320)	(17,298)
Proceeds from maturities, principal payments, and sales of securities available for sale	17,389	9,389
Proceeds from maturities and principal payments on securities held to maturity	2,355	3,219
Proceeds from sale of FHLB stock	470	0
Net loan (originations) repayments	(1,395)	692
Capital expenditures, net	(27)	(77)

Net cash used in investing activities	(528)	(4,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net	2,311	283
Decrease in advance payments by borrowers for taxes and insurance	(12)	(18)
Dividends paid	(145)	(177)
Purchase of treasury stock	(540)	0
Increase (decrease) in FHLB advances, net	(416)	5,000

Net cash provided by financing activities	1,198	5,088

Net increase in cash and cash equivalents	484	1,299

CASH AND CASH EQUIVALENTS, beginning of period	7,529	4,355

CASH AND CASH EQUIVALENTS, end of period	$8,013	$5,654

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$230	$155

Interest	$1,590	$1,964

THE SOUTHERN BANC COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of December 31, 2002, 2002 and June 30, 2002, and for the three and six month periods ended December 31, 2002 and 2001, include the accounts of The Southern Banc Company, Inc. (the “Company”), and its wholly owned subsidiaries: The Southern Bank Company (the “Bank”) and First Service Corporation of Gadsden.  All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments (none of which are other than normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations for the three and six months ended December 31, 2002 and 2001.  The results of operations for the current interim period are not necessarily indicative of results expected for the entire fiscal year.

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

2.  RETIREMENT AND SAVINGS PLANS

Employee Stock Ownership Plan (“ESOP”)

The Bank has an ESOP for eligible employees.  The ESOP purchased 116,380 shares of the Company’s common stock with the proceeds of a $1,163,800 note payable from the Bank and secured by the Common Stock owned by the ESOP.  Unearned compensation for the ESOP was charged to stockholders’ equity and is reduced ratably in connection with principal payments under the terms of the plan.  Unearned compensation is reduced when compensation expense is recognized based on employee services rendered in relation to shares which are committed to be released. The ESOP had 78,169 shares allocated and 29,637 shares unallocated at December 31, 2002 and 78,607 shares allocated and 29,637 shares unallocated at June 30, 2002.  Expense related to the ESOP was approximately $65,000 and $55,000 for the six month periods ended December 31, 2002 and 2001, respectively.  Unearned compensation related to the ESOP was approximately $191,000 and $246,000 at December 31, 2002 and June 30, 2002, respectively, and is shown as a reduction of stockholders’ equity in the accompanying consolidated statement’s of financial condition.

Management Recognition Plan (“MRP”)

The Bank’s MRP provides for awards of common stock to directors and officers of the Bank.  A trust was formed for the purpose of purchasing shares of stock in the open market for future awards of stock under the MRP.  The aggregate fair market value of the shares purchased by the MRP is considered unearned compensation at the time of purchase and compensation is earned ratably over the stipulated vesting period.  Unearned compensation related to the MRP is shown as a reduction to shareholders’ equity in the accompanying consolidated statements of condition.  As of December 31, 2002, all awarded shares related to the MRP had been allocated to directors and officers of the Bank.  The MRP held 14,430 unallocated shares at December 31, 2002 and June 30, 2002.

Stock Option and Incentive Plan (“Option Plan”)

The Company has a stockholder approved Option Plan.  The Option Plan provides for the grant of incentive stock options (ISO’s) to employees and non-incentive stock options (non-ISO’s) to non-employee directors.  The exercise price is based on the market price of the common stock on the date of grant.  A trust was formed for the purpose of purchasing shares of stock in the open market for issuance upon future exercises of stock options under the Option Plan.  The Option Plan held 51,308 shares at December 31, 2002 and June 30, 2002.

Simplified Employee Pension Plan (“SEP”)

The Company established a SEP for all employees who have completed one year of service, pursuant to Section 408(k) of the Internal Revenue Code of 1986.  The Company makes a discretionary contribution to the SEP on an annual basis.

3.  EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six months ended December 31, 2002 and 2001.  Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the MRP and Stock Option plan trusts.  Diluted earnings per share for the three and six months ended December 31, 2002 and 2001, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the MRP and the Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

For the three and six months ended December 31, 2002, there were approximately 12,000 shares under option that were excluded from the earnings per share calculation because these shares would have been anti-dilutive. For the three and six months ended December 31, 2001, there were approximately 129,000 shares under option that were excluded from the earnings per share calculation because these shares would have been anti-dilutive. The following table represents the earnings per share calculations for the three and six months ended December 31, 2002 and 2001:

For the Three Months Ended December 31, 2002:	Income	Shares	Earnings Per Share

Basic Earnings	$137,000	866,123	$0.16

Dilutive Securities:
Incentive Stock Option Plan shares		17,610

Dilutive Earnings	$137,000	883,733	$0.16

For the Three Months Ended December 31, 2001:
Basic Earnings	$133,000	882,554	$0.15

Dilutive Securities		0

Dilutive Earnings	$133,000	882,554	$0.15

For the Six Months Ended December 31, 2002:	Income	Shares	Earnings Per Share

Basic Earnings	$430,000	876,884	$0.49

Dilutive Securities:
MRP shares		10,596

Dilutive Earnings	$430,000	887,480	$0.48

For the Six Months Ended December 31, 2001:
Basic Earnings	$253,000	882,554	$0.29

Dilutive Securities:
MRP shares		0

Dilutive Earnings	$253,000	882,554	$0.29

The purchase of treasury shares during the six month period ended December 31, 2002, increased basic and diluted earnings per share by $.01.

4.  COMPREHENSIVE INCOME

Comprehensive income is a measure of all non-owner changes in equity of an enterprise that result from transactions and other economic events of the period.  This change in unrealized gain or loss serves to increase or decrease comprehensive income.  The following table represents comprehensive income for the six months ended December 31, 2002 and 2001:

	Six Months Ended December 31,

	2002	2001

	(Dollar Amounts in Thousands)
Net income	$430	$253
Other comprehensive income, before taxes:
Unrealized holding gains on securities available for sale	902	492
Less reclassification adjustment for realized gains on investment securities available for sale	158	10

Total other comprehensive income before taxes	1174	735
Total income tax expense related to other comprehensive income	252	84

Total comprehensive income	$922	$651

5.  LITIGATION

The Company is a party to litigation and claims arising in the normal course of business.  Management, after consulting with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

6.  SUBSEQUENT EVENT

On January 16, 2003, The Southern Bank Company, Inc. announced the declaration of a cash dividend of $.0875 per share payable on March 17, 2003 to stockholders of record February 21, 2003.

7.  RECENT ACCOUNTING PRONOUNCEMENTS

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No.9”.  This Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, and FASB Interpretation No. 9, “Applying APB Opinion No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method”, and requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations”, and SFAS No.142, “Goodwill and Other Intangible Assets”. The provisions of this Statement are effective as of October 1, 2002, with earlier application permitted. The adoption of this Statement on October 1, 2002 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The disclosure requirement of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Interpretation on December 31,2002, did not have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accouunting for stock-based compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this Statement will not have a material financial impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This statement is effective for fiscal years beginning after June 15, 2003. The effects of this Interpretation will not have a material impact on the Company’s financial position or results of operations upon adoption on June 30, 2003.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

Comparison of Financial Condition at December 31 and June 30, 2002.

Total assets increased approximately $2.6 million, or 2.40%, from $110.0 million at June 30, 2002 to $112.6 million at December 31, 2002.  During the period ended December 31, 2002, net loans increased approximately $1.4 million or 4.03%.  The increase in net loans was primarily attributable to an increase in lending activities resulting from the favorable rate environment.

During the period ended December 31, 2002, securities available for sale increased approximately $2.8 million, or 5.13%, and securities held to maturity decreased approximately $2.3 million or 20.36%.  The net increase of approximately $500,000 in investment securities was primarily attributable to normal maturities of securities held to maturity and reinvested through purchases of securities available for sale.

Cash and cash equivalents increased approximately $484,000, or 6.43%, from $7.5 million to $8.0 million at December 31, 2002.  The change in cash and cash equivalents was primarily attributable to the sale of a portion of the Company’s FHLB Stock and rapid repayment on loans.

The allowance for loan losses remained relatively unchanged at June 30, 2002 as compared to  December 31, 2002. The allowance for loan losses is based on management’s evaluation of loan losses inherent in the Bank’s loan portfolio.  Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Accrued interest and dividends receivable decreased approximately $67,000, or 11.43%, from $586,000 at June 30, 2002 to $519,000 at December 31, 2002.  Other assets increased approximately $893,000, or 790.27%, from $113,000 at June 30, 2002 to $1,006,000 at December 31, 2002.  The increase in other assets was primarily attributable to an increase in the balance of secondary market loans pending sale.

Total deposits increased approximately $2.3 million, or 2.83%, from $81.6 million at June 30, 2002 to $83.9 million at December 31, 2002.  During the period ended December 31, 2002, FHLB advances decreased approximately $416,000, or 4.34%.  Other liabilities during the period ended December 31, 2002 increased approximately $437,000, or 84.36%, from $518,000 at June 30, 2002 to $955,000 at December 31, 2002.  The increase in other liabilities was primarily attributable to an increase in the deferred tax liability associated with the increased unrealized gain on securities available for sale.  The Company uses FHLB Advances from time to time to purchase investment securities or fund lending activities.

Total equity increased approximately $308,000, or 1.68%, from $18.3 million at June 30, 2002 to $18.7 million at December 31, 2002.  This change was primarily attributable to an increase in retained earnings and unrealized gain on securities available for sale, offset by amortization of unearned compensation,  the payment of common stock dividends, and the purchase of treasury shares.

Comparison of Results of Operations for the Three and Six Months Ended December 31, 2002 and 2001.

The Company reported net income for the three and six months ended December 31, 2002 of $137,000 and $430,000, respectively.  Net income for the three month period increased approximately $4,000, or 3.01%, from $133,000 at December 31, 2001 to $137,000 at December 31, 2002.  For the six month period, net income increased approximately $177,000, or 69.96%, from $253,000 at December 31, 2001 to $430,000 at December 31, 2002.  The increase in net income was primarily attributable to an increase of $231,000 in net interest income and a gain of approximately $158,000 on the sale of available for sale securities.

Net Interest Income.     Net interest income for the three and six months ended December 31, 2002 and 2001 increased $94,000, or 14.92%, and $231,000, or 18.87%, respectively.  The increase in net interest income for the three and six month periods was primarily attributable to a decrease in interest on deposits during a period of decreasing interest rates offset in part by an increase in interest on FHLB borrowings resulting from increased borrowings.  The bank borrowed $5.0 million on October 17, 2001 and another $5.0 million on March 19, 2002 with principal reductions on April 24, 2002 and October 17, 2002.  Total interest income decreased approximately $79,000, or 4.96%, for the three months ended December 31, 2002 as compared to the same period in 2001.  The decrease was approximately $164,000, or 5.12%, for the six months ended December 31, 2002 as compared to the six month period ended December 31, 2001.

Provision for Loan Losses.     For the three month period ended December 31, 2002, the provision for loan losses decreased approximately $6,000.  For the six month period ended December 31, 2002, the provision for loan losses decreased approximately $11,000, or 73.33%, as compared to the six month period ended December 31, 2001. The allowance for loan losses is based on management’s evaluation of loan losses inherent in the Bank’s loan portfolio.  Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Non-interest Income.     Non-interest income increased approximately $2,000, or 5.41%, from $37,000 to $39,000 for the three months ended December 31, 2002 compared to the three months ended December 31, 2001.  For the six months ended December 31, 2002, non-interest income increased approximately $149,000, or 186.25%, from $80,000 to $229,000.  The increase in non-interest income for the six months ended December 31, 2002 was primarily attributable to a gain on the sale of available for sale securities of approximately $158,000.

Non-interest Expense.     Non-interest expense increased approximately $96,000, or 20.87%, for the three months  ended December 31, 2002 to $556,000 over the $460,000 for the three months ended December 31, 2001.  For the six months ended December 31, 2002, non-interest expense increased approximately $123,000, or 13.58%, compared to the six months ended December 31, 2001.  Salaries and employee benefits increased approximately $58,000, or 20.94%, for the three months ended December 31, 2002 compared with the three months ended December 31, 2001. For the six months ended December 31, 2002, salaries and benefits increased approximately $66,000, or 12.24%, compared with the six months ended December 31, 2001. The increases for the three and six months ended December 31, 2002 were primarily attributable to salary adjustments and other increases in benefit expenses.  Other operating expenses increased by $36,000, or 36.00%, and $45,000, or 22.39%, for the three and six months ended December 31, 2002 and 2001, respectively.  The increases in other operating expenses were primarily attributable to an increase in professional fees relating to the implementation of an integrated sales program.

Provision for Income Taxes.     Income tax expense was $70,000 for the quarter ended December 31, 2002 compared to $68,000 for the quarter ended December 31, 2001.  For the six months ended December 31, 2002, income tax expense was $221,000 compared to $130,000 for the six month period ended December 31, 2001 resulting in an effective tax rate of approximately 34% for 2002 and 2001.

Liquidity and Capital Resources.     As a holding company, the Company conducts its business through its subsidiary, the Bank.  The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision.  This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings.  The required ratio currently is 4.0%.  The Bank’s average liquidity ratio well exceeded the required maximums at and during the three and six months ended December 31, 2002.  The Bank adjusts its liquidity levels in order to meet the funding needs of deposit outflows and repayment of borrowings and loan commitments.  The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Bank’s primary sources of funds are deposits, FHLB advances, payment of loans, principal payments, maturities and sales of investment securities, and sales of certain secondary market loans.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank invests in short-term, interest-earning assets which provide liquidity to meet lending requirements.

The Bank is required to maintain certain levels of regulatory capital. At December 31, 2002, the Bank exceeded all minimum regulatory capital requirements.

Asset Classification, Allowances for Losses and Non-performing Assets.  Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis.  An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  An asset is classified as doubtful if full collection is highly questionable or improbable.  An asset is classified as a loss if it is considered uncollectible, even if a partial recovery could be expected in the future.  The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention.  Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses.  If an asset or portion thereof is classified as a loss, an institution must either establish a specific allowance for the loss in the amount of the portion of the asset classified as a loss, or charge off such amount.  Federal examiners may disagree with an institution’s classifications.  If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director.  The Bank regularly reviews its assets to determine whether any assets require classification or re-classification.  The Board of Directors reviews and approves all classifications on a monthly basis.  At December 31, 2002, the Bank had $72,784 of assets classified as substandard and $496,329 of assets designated as special mention.  There were no assets designated as doubtful or loss at December 31, 2002.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Six Months Ended December 31,

	(Dollar Amounts in Thousands)
	2002	2001

Balance at beginning of period	$133	$123
Charge-offs	(5)	(17)
Recoveries	0	0
Provision for loan losses	4	15

Balance at end of period	$132	$121

Ratio of net charge-offs during the period to average loans outstanding during the period	0.01%	0.05%

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated.

	At December 31,

	2002	2001

	(Dollar Amounts in Thousands)
Loans accounted for on a non-accrual basis:(1)
Real estate loans:
One-to-four-family residential	$69	$109
Non-residential	—	—
Consumer, commercial and savings account loans	4	45
Other loans	—	—

Total	$73	$154

Accruing loans which are contractually past due 90 days or more:
Real Estate loans:
One-to-four-family residential	$—	$—
Non-residential	—	—
Consumer, commercial and savings account loans	—	—
Other loans	—	—

Total	$—	$—

Total of non-accrual and accruing loans 90 days past due loans	$73	$154

Percentage of total loans	0.20%	0.42%

Other non-performing assets(2)	$—	$—

Percentage of total assets	0.06%	0.15%

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

Critical Accounting Policies

The accounting principles followed by the Company and the methods of applying these principles conform with United States generally accepted accounting principles and with general practices within the banking industry. The Company’s critical accounting policies relate to the allowance for loan losses, the transfer of financial assets, the extinguishment of liabilities and the determination of when special purpose vehicles should be included in the consolidated balance sheets and consolidated statements of income. These policies require the use of estimates, assumptions and judgments are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. These policies require the use of subjective and complex estimates, assumptions and judgments that are important to the portrayal of the Company’s financial condition and results.

Management’s evaluation process to determine the adequacy of the allowance for loan losses combines three factors which involve the use of estimates, assumptions and judgments: historical loss experience derived from analytical models, current trends and economic conditions, and reasonably foreseeable events. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change. Management believes the allowance for loan losses is adequate and properly recorded in the financial statements.

Market Area

The Bank considers its primary market area to consist of Etowah, Cherokee and Marshall counties in Northeast Alabama.  The Bank’s four offices are located in these three counties.  The City of Gadsden,  where the Bank’s main office is located, is in Etowah County, approximately 60 miles northeast of Birmingham, Alabama.  Etowah County, with an area of approximately 555 square miles, is the second smallest of Alabama’s 67 counties in area, but ranks ninth in population.  According to 2000 Census Bureau data, the combined population of Etowah, Cherokee and Marshall Counties was approximately 210,000.

The economy in the Bank’s market area includes a mixture of manufacturing and agriculture. The largest  employer in Etowah County is Goodyear Tire and Rubber Company, presently employing around 1,400 workers.  In Talladega County, 17 miles from Etowah County, Honda Motor Company began automobile and engine production in November 2001.     Approximately 900 jobs were awarded to Etowah county residents as a result of the Honda Plant, suppliers, and economic opportunities for local businesses.  In July 2002, Honda Motor Company announced a second expansion to the manufacturing plant that will double production and create another 2,000 jobs at the plant.  Several other new projects and industries have been announced in the past year which could boost the economy in the Bank’s primary market area. According to the Alabama Department of Industrial Relations, the unemployment rates for December 2002 in Etowah, Cherokee and Marshall Counties were 5.7%, 3.8% and 5.8%, respectively, as compared to 5.8% for the state of Alabama.

Sarbanes-Oxley Act of 2002

Sarbanes-Oxley Act of 2002 (the “Act”) was enacted on July 30, 2002, which sets forth broad accounting and corporate governance reforms intended to restore confidence in the integrity of public company disclosure and accounting practices.  The Act is expected to have a significant impact on public companies, their officers, directors and stockholders, and the accounting and legal professions.  Some provisions of the Act are effective immediately, while others will be effective after the Securities and Exchange Commission (“SEC”) adopts the relevant rules, which the SEC must do within mandated time periods.  Until these rules are adopted, the Company is unable to determine whether the Act will have a material impact on the operations of the Company and the Bank.

CEO and CFO Certifications.  The Act contains two separate provisions requiring chief executive officers and chief financial officers of public companies to make certifications with respect to such companies’ periodic reports to the SEC.  One provision imposes criminal penalties and became immediately effective upon passage of the Act, while the other imposes civil penalties for certifications pursuant to recently adopted SEC rules.  Gates Little, the Company’s Chief Executive Officer  (“CEO”) and Chief Financial Officer (“CFO”) has submitted both certifications in connection with this Quarterly Report on Form 10-QSB.

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

Item 3.  Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of the evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls of the Company.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Bank is a party to various legal proceedings incidental to its business.  At December 31, 2002, the Company was a party to litigation and claims in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims would not be material to the consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

On November 13, 2002, the Company held its Annual Meeting of Stockholders for the purpose of the election of directors  and ratification of the appointment of the independent public accountants for the fiscal year ending June 30, 2003.  All matters were approved. The results of the voting at the Annual Meeting were as follows:

Proposal I  -  Election of Directors

NOMINEE	TERM EXPIRES	VOTES FOR	VOTES WITHHELD

Thomas F. Dowling, III	2005	871,538	5,146
Fred Taylor	2005	871,538	5,146
Gates Little	2005	871,438	5,246

Proposal II -  Ratification of appointment of KPMG LLP as Independent Public Accountants

VOTES FOR	VOTES AGAINST	VOTE ABSTAINED

868,208	2,230	6,246

There were no broker non-votes.

Item 5.	Other Information

On January 16, 2003, The Southern Bank Company, Inc. announced the declaration of a cash dividend of $.0875 per share payable on March 17, 2003 to stockholders of record on February 21, 2003.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 99.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K - None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SOUTHERN BANC COMPANY

Date: February 13, 2003	By:	/s/ GATES LITTLE

Gates Little
President and Chief Executive Officer
(Principal Executive and Financial Officer)