Form 10QSB
period 2003-03-31
SOUTHERN BANC CO INC
filed 2003-05-15
CIK 946453

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

As of May 10, 2003, there were 961,498 shares of the registrant’s Common Stock, par value $0.01 per share, issued and outstanding.

          Transitional small business disclosure format (check one):

Yes ☐	No ☒

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

THE SOUTHERN BANC COMPANY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar Amounts in Thousands)

	March 31, 2003	June 30, 2002

ASSETS
CASH AND CASH EQUIVALENTS	$8,102	$7,529
SECURITIES AVAILABLE FOR SALE, at fair value	56,816	53,753
SECURITIES HELD TO MATURITY, at amortized cost, fair value of $8,585 and $12,178, respectively	8,002	11,527
FEDERAL HOME LOAN BANK STOCK	979	1,449
LOANS HELD FOR SALE	384	0
LOANS RECEIVABLE, net of allowance for loan losses of $132 and $133, respectively	36,862	34,515
PREMISES AND EQUIPMENT, net	514	530
ACCRUED INTEREST AND DIVIDENDS RECEIVABLE	468	586
OTHER ASSETS	109	113

TOTAL ASSETS	$112,236	$110,002

LIABILITIES
DEPOSITS	$84,782	$81,557
FHLB ADVANCES	8,167	9,583
OTHER LIABILITIES	625	518

TOTAL LIABILITIES	93,574	91,658
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share 500,000 shares authorized, shares issued and outstanding-- none	0	0
Common stock, par value $.01 per share, 3,500,000 authorized, 1,454,750 shares issued	15	15
Treasury stock, at cost, 493,252 and 448,252 shares, respectively	(6,182)	(5,642)
Additional paid-in capital	13,789	13,762
Unearned compensation	(164)	(246)
Shares held in trust, at cost, 65,738 shares	(852)	(852)
Retained earnings	11,009	10,497
Accumulated other comprehensive income, net	1,047	810

TOTAL STOCKHOLDERS’ EQUITY	18,662	18,344

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,236	$110,002

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

THE SOUTHERN BANC COMPANY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollar Amounts in Thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

INTEREST INCOME:
Interest and fees on loans	$585	$635	$1,772	$1,977
Interest and dividends on securities available for sale	711	646	2,141	1,879
Interest and dividends on securities held to maturity	153	245	529	824
Other interest income	18	19	64	68

Total interest income	1,467	1,545	4,506	4,748
INTEREST EXPENSE:
Interest on deposits	605	744	1,980	2,679
Interest on borrowings	98	59	307	103

Total interest expense	703	803	2,287	2,782

Net interest income before provision for loan losses	764	742	2,219	1,966
Provision for loan losses	0	6	4	21

Net interest income after provision for loan losses	764	736	2,215	1,945
NON-INTEREST INCOME:
Fees and other non-interest income	37	41	108	111
Gain on sale of securities	158	7	316	17

Total non-interest income	195	48	424	128

NON-INTEREST EXPENSE:
Salaries and employee benefits	282	287	887	826
Office building and equipment expenses	91	87	269	253
Other operating expense	124	114	370	315

Total non-interest expense	497	488	1,526	1,394

Income before income taxes	462	296	1,113	679
PROVISION FOR INCOME TAXES	157	101	378	231

Net Income	$305	$195	$735	$448

EARNINGS PER SHARE:
Basic	$0.35	$0.22	$0.84	$0.51
Diluted	$0.34	$0.22	$0.83	$0.51
DIVIDENDS DECLARED PER SHARE	$0.0875	$0.0875	$0.2625	$0.2625
AVERAGE SHARES OUTSTANDING:
Basic	875,448	882,554	876,409	882,554
Diluted	895,705	882,554	890,225	882,554

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

THE SOUTHERN BANC COMPANY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)

	For The Nine Months Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$735	$448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42	35
Amortization (Accretion), net	106	(41)
Amortization of unearned compensation	109	82
Provision for loan losses	4	21
Net gain on sale of secondary market loans	(30)	(22)
Gain on sale of securities	(316)	(17)
Proceeds from sale of secondary market loans	2,368	1,856
Loans originated for secondary market	(2,721)	(1,834)
Change in assets and liabilities:
Decrease in accrued interest & dividends receivable	118	8
Decrease in other assets	4	137
Decrease in other liabilities	(16)	(102)

Net cash provided by operating activities	403	571

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(29,007)	(30,411)
Proceeds from maturities, principal payments, and sales of securities available for sale	26,501	17,363
Purchases of securities held to maturity	0	(724)
Proceeds from maturities and principal payments on securities held to maturity	3,537	4,652
Proceeds from sale of FHLB stock	470	0
Net loan (originations) repayments	(2,351)	1,761
Capital expenditures, net	(26)	(100)

Net cash used in investing activities	(876)	(7,459)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	3,225	(108)
Dividends paid	(223)	(264)
Purchase of treasury stock	(540)	0
Increase (decrease) in FHLB advances, net	(1,416)	10,000

Net cash provided by financing activities	1,046	9,628

Net increase in cash and cash equivalents	573	2,740

CASH AND CASH EQUIVALENTS, beginning of period	7,529	4,355

CASH AND CASH EQUIVALENTS, end of period	$8,102	$7,095

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$325	$151
Interest	$2,295	$2,756

THE SOUTHERN BANC COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2003, and June 30, 2002, and for the three and nine month periods ended March 31, 2003 and 2002, include the accounts of The Southern Banc Company, Inc. (the “Company”), and its wholly owned subsidiaries: The Southern Bank Company (the “Bank”) and First Service Corporation of Gadsden.  All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments (none of which are other than normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations for the three and nine month periods ended March 31, 2003 and 2002.  The results of operations for the current interim period are not necessarily indicative of results expected for the entire fiscal year.

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

2.  RETIREMENT AND SAVINGS PLANS

Employee Stock Ownership Plan (“ESOP”)

The Bank has an ESOP for eligible employees.  The ESOP purchased 116,380 shares of the Company’s common stock with the proceeds of a $1,163,800 note payable from the Bank and secured by the Common Stock owned by the ESOP.  Unearned compensation for the ESOP was charged to stockholders’ equity and is reduced ratably in connection with principal payments under the terms of the plan.  Unearned compensation is reduced when compensation expense is recognized based on employee services rendered in relation to shares which are committed to be released. The ESOP had 87,494 shares allocated and 20,312 shares unallocated at March 31, 2003 and 78,607 shares allocated and 29,637 shares unallocated at June 30, 2002.  Expenses related to the ESOP were approximately $31,000 for the three month periods ended March 31, 2003 and 2002. For the nine month periods ended March 31, 2003 and 2002, ESOP expenses were approximately $96,000 and $86,000, respectively.  Unearned compensation related to the ESOP was approximately $164,000 and $246,000 at March 31, 2003 and June 30, 2002, respectively, and is shown as a reduction of stockholders’ equity in the accompanying consolidated statement’s of financial condition.

Management Recognition Plan (“MRP”)

The Bank’s MRP provides for awards of common stock to directors and officers of the Bank.  A trust was formed for the purpose of purchasing shares of stock in the open market for future awards of stock under the MRP.  The aggregate fair market value of the shares purchased by the MRP is considered unearned compensation at the time of purchase and compensation is earned ratably over the stipulated vesting period.  Unearned compensation related to the MRP is shown as a reduction to shareholders’ equity in the accompanying consolidated statements of condition.  As of March 31, 2003, all awarded shares related to the MRP had been allocated to directors and officers of the Bank.  The MRP held 14,430 unallocated shares at March 31, 2003 and June 30, 2002.

Stock Option and Incentive Plan (“Option Plan”)

The Company has a stockholder approved Option Plan.  The Option Plan provides for the grant of incentive stock options (ISO’s) to employees and non-incentive stock options (non-ISO’s) to non-employee directors.  The exercise price is based on the market price of the common stock on the date of grant.  A trust was formed for the purpose of purchasing shares of stock in the open market for issuance upon future exercises of stock options under the Option Plan.  The Option Plan held 51,308 shares at March 31, 2003 and June 30, 2002.

Simplified Employee Pension Plan (“SEP”)

The Company established a SEP for all employees who have completed one year of service, pursuant to Section 408(k) of the Internal Revenue Code of 1986.  The Company makes a discretionary contribution to the SEP on an annual basis.

3.  EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine month periods ended March 31, 2003 and 2002.  Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the MRP and Stock Option plan trusts.  Diluted earnings per share for the three and nine month periods ended March 31, 2003 and 2002, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

For the three and nine month periods ended March 31, 2003, there were approximately 12,000 shares under option that were excluded from the earnings per share calculation because these shares would have been anti-dilutive. For the three and nine month periods ended March 31, 2002, there were approximately 129,000 shares under option that were excluded from the earnings per share calculation because these shares would have been anti-dilutive. The following table represents the earnings per share calculations for the three and nine months ended March 31, 2003 and 2002:

For the Three Months Ended March 31, 2003:	Income	Shares	Earnings Per Share

Basic Earnings	$304,500	875,448	$0.35

Dilutive Securities:
Incentive Stock Option Plan shares		20,257

Dilutive Earnings	$304,500	895,705	$0.34

For the Three Months Ended March 31, 2002:

Basic Earnings	$195,000	882,554	$0.22

Dilutive Securities		0

Dilutive Earnings	$195,000	882,554	$0.22

For the Nine Months Ended March 31, 2003:	Income	Shares	Earnings Per Share

Basic Earnings	$734,500	876,409	$0.84

Dilutive Securities:
Incentive Stock Option Plan shares		13,816

Dilutive Earnings	$734,500	890,225	$0.83

For the Nine Months Ended March 31, 2002:

Basic Earnings	$448,000	882,554	$0.51

Dilutive Securities		0

Dilutive Earnings	$448,000	882,554	$0.51

4.  COMPREHENSIVE INCOME

Comprehensive income is a measure of all non-owner changes in the equity of an enterprise that result from transactions and other economic events of the period.  This change in unrealized gain or loss serves to increase or decrease comprehensive income.  The following table represents comprehensive income for the nine months ended March 31, 2003 and 2002:

	Nine Months Ended March 31,

	2003	2002

	(Dollar Amounts in Thousands)
Net income	$735	$448
Other comprehensive income, before taxes:
Unrealized holding gains on securities available for sale	674	15
Less: Reclassification adjustment for realized gains on investment securities available for sale	316	17

Total other comprehensive income before taxes	1,093	446
Total income tax (provision) benefit related to other comprehensive income	(121)	81

Total comprehensive income	$972	$527

5.   STOCK-BASED COMPENSATION

In accordance with the provision of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, the Company has elected to continue to record compensation cost under APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly does not recognize compensation cost due to the fact that all options granted were priced at the fair market value of the underlying stock on the date of grant.  Had compensation cost been determined, consistent with SFAS No. 123, the Company’s net income would have reflected the following pro forma amounts:

	Three months ended March 31,		Nine months ended March 31,

	2003	2002	2003	2002

	(Dollar Amounts in Thousands)
Net Income- as reported	$305	$195	$735	$448
Stock-based compensation expense	(0)	(1)	(1)	(2)
Net Income- pro forma	$305	$94	$734	$446
Basic earnings per share- as reported	$0.35	$0.22	$0.84	$0.51
Basic earnings per share- pro forma	$0.35	$0.22	$0.84	$0.51
Diluted earnings per share- as reported	$0.34	$0.22	$0.83	$0.51
Diluted earnings per share- pro forma	$0.34	$0.22	$0.83	$0.51

6.   LITIGATION

The Company is a party to litigation and claims arising in the normal course of business.  Management, after consulting with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

7.   SUBSEQUENT EVENT

On April 17, 2003, The Southern Bank Company, Inc. declared a dividend in the amount of $.0875 per share payable on June 16, 2003 to stockholders of record at the close of business on May 16, 2003.

8.   RECENT ACCOUNTING PRONOUNCEMENTS

In October 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No.9”.  This Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, and FASB Interpretation No. 9, “Applying APB Opinion No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method”, and requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations”, and SFAS No.142, “Goodwill and Other Intangible Assets”.  The adoption of this Statement on October 1, 2002 did not have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this Statement did not have a material financial impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of this Statement will not have a material impact o the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Interpretation on December 31, 2002 did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This statement is effective for fiscal years beginning after June 15, 2003. The effects of this Interpretation will not have a material impact on the Company’s financial position or results of operations upon adoption on July 1, 2003.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

Critical Accounting Policies

The accounting principles followed by the Company and the methods of applying these principles conform with United States generally accepted accounting principles and with general practices within the banking industry. The Company’s critical accounting policy relates to the allowance for loan losses.  This policy requires the use of estimates, assumptions and judgments based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. This policy inherently has a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. These policies require the use of subjective and complex estimates, assumptions and judgments that are important to the portrayal of the Company’s financial condition and results.

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

Comparison of Financial Condition at March 31, 2003 and June 30, 2002.

Total assets increased approximately $2.2 million or 2.03% from $110.0 million at June 30, 2002 to $112.2 million at March 31, 2003.  During the same period ended March 31, 2003, net loans increased approximately $2.3 million or 6.80%.  The increase in net loans was primarily attributable to an increase in lending activities resulting from a favorable rate environment.  For the period ended March 31, 2003, the Company had approximately $384,000 in loans held for sale in the secondary market.

Cash and cash equivalents increased approximately $573,000 or 7.61% from $7.5 million to $8.1 million at March 31, 2003.  The increase in cash and cash equivalents was primarily attributable to proceeds from the sale of FHLB stock and net proceeds from maturities and principal payments on investment securities offset by paydowns on FHLB advances during the period ended March 31, 2003.

During the period ended March 31, 2003, securities available for sale increased approximately $3.1 million or 5.70% and securities held to maturity decreased approximately $3.5 million or 30.58%.  The net decrease in investment securities was primarily attributable to certain maturities of securities held to maturity offset by purchases of securities available for sale.

The allowance for loan losses decreased by approximately $1,000 or 0.80% from approximately $133,000 at June 30, 2002 to $132,000 at March 31, 2003 representing net loan charge-offs in excess of the year-to-date provision for loan losses of $4,000. The allowance for loan losses is based on management’s evaluation of loan losses inherent in the Bank’s loan portfolio.  Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Accrued interest and dividends receivable decreased approximately $118,000 or 20.14% from $586,000 at June 30, 2002 to $468,000 at March 31, 2003.  This decrease was primarily attributable to decreases in interest receivable on securities available for sale and interest receivable on mortgage loans in a falling rate environment.  In addition, dividends receivable on FHLB stock decreased as a result of the sale of approximately $470,000 of FHLB stock. Other assets decreased approximately $4,000 or 3.54% from $113,000 at June 30, 2002 to $109,000 at March 31, 2003.

Total deposits increased approximately $3.23 million or 3.95% from $81.6 million at June 30, 2002 to $84.8 million at March 31, 2003.  During the nine month period ended March 31, 2003, FHLB advances decreased by $1.4 million.  The Company uses FHLB advances from time to time to purchase investment securities and fund lending activities.

During the period ended March 31, 2003, other liabilities increased approximately $107,000 or 20.66%.  This increase was primarily attributable to an increase in deferred tax liability associated with the increased unrealized gain on securities available for sale.

Total equity increased approximately $318,000 or 1.73% from $18.3 million at June 30, 2002 to $18.7 million at March 31, 2003.  This change was primarily attributable to an increase in retained earnings resulting from current year earnings of $735,000 in addition to the unrealized gain on securities available for sale of approximately $237,000, offset by the payment of common stock dividends, amortization of unearned compensation, and treasury stock repurchases.

Comparison of Results of Operations for the Three and Nine Months Ended March 31, 2003 and 2002.

The Company reported net income for the three and nine month periods ended March 31, 2003 of $305,000 and $735,000, respectively.  Net income for the three month period increased approximately $110,000 or 56.41% from $195,000 at March 31, 2002 to $305,000 at March 31, 2003.  For the nine month period, net income increased approximately $287,000 or 64.06% from $448,000 at March 31, 2002 to $735,000 at March 31, 2003.

Net Interest Income.   Net interest income for the three months ended March 31, 2003 increased approximately $22,000 or 2.96% compared to the same period in 2002.  For the nine months ended March 31, 2003, net interest income increased approximately $253,000 or 12.87% compared to the same period in 2002.  The increases in net interest income for the three and nine month periods ended March 31, 2003 were primarily attributable to greater decreases in interest on deposits during a period of declining interest rates than decreases in interest income over the same period, offset in part by increases in interest expense on FHLB borrowings.  The bank borrowed $5.0 million on October 17, 2001 and another $5.0 million on March 19, 2002 with principal reductions on April 24, 2002, October 17, 2002 and March 19, 2003.  Total interest income decreased approximately $78,000 or 5.05% for the three months ended March 31, 2003 as compared to the same period in 2002.  For the nine months ended March 31, 2003, total interest income decreased approximately $242,000 or 5.10% as compared to the nine month period ended March 31, 2002.

Provision for Loan Losses.    No provision for loan losses was recorded for the three month period ended March 31, 2003 representing a decrease of approximately $6,000 from March 31, 2002. For the nine month period ended March 31, 2003, the provision for loan losses decreased approximately $17,000 or 80.95% as compared to the nine month period ended March 31, 2002 (See Asset Classification, Allowance for Losses and Non-performing Assets).  The allowance for loan losses is based on management’s evaluation of loan losses inherent in the Bank’s loan portfolio.  Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Non-interest Income.   Non-interest income increased approximately $147,000 or 306.25% from $48,000 to $195,000 for the three month period ended March 31, 2003 compared to the three month period ended March 31, 2002.  For the nine month period ended March 31, 2003, non-interest income increased approximately $296,000 or 231.25% from $128,000 to $424,000.  The increases in non-interest income for the three and nine month periods ended March 31, 2003 were primarily attributable to gains on the sales of investment securities and an increase in service release premiums related to loans sold to the secondary market.  During the nine month period ended March 31, 2003, the Company recorded gains on the sale of securities of approximately $316,000 as compared to $17,000 for the same period in 2002.

Non-interest Expense.   Non-interest expense increased approximately $9,000 or 1.84% for the three month period ended March 31, 2003 from $488,000 to $497,000 compared to the three month period ended March 31, 2002.  For the nine month period ended March 31, 2003, non-interest expense increased approximately $132,000 or 9.47% from $1.4 million to  $1.5 million compared to the nine month period ended March 31, 2002.  Salaries and employee benefits decreased approximately $5,000 or 1.74% for the three month period ended March 31, 2003 compared with the three month period ended March 31, 2002. For the nine month period ended March 31, 2003, salaries and benefits increased approximately $61,000 or 7.38% compared with the nine month period ended March 31, 2002. The increase for the nine months ended March 31, 2003 was primarily attributable to salary adjustments and other increases in benefit expenses.  Other operating expenses increased by $10,000 or 8.77% for the three month period ended March 31, 2003 as compared to the same period in 2002 and increased by $55,000 or 17.46% for the nine month period ended March 31, 2003 as compared to the same period in 2002.  This increase was primarily attributable to an increase in professional fees relating to the implementation of an integrated sales program, supervisory examination fees, and legal fees.

Provision for Income Taxes.   Income tax expense for the three and nine months ended March 31, 2003 was $157,000 and $378,000, respectively.  For the three and nine months ended March 31, 2002, income tax expense was $101,000 and $231,000, respectively.  This resulted in an effective tax rate of approximately 34% for 2003 and 2002.

Liquidity and Capital Resources.   As a holding company, the Company conducts its business through its subsidiary, the Bank.  The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision.  This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings.  The required ratio currently is 4.0%.  The Bank’s average liquidity ratio well exceeded the required minimums at and during the three and nine months ended March 31, 2003.  The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, repayment of borrowings, and loan commitments.  The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Bank’s primary sources of funds are deposits, payments of loans and mortgage-backed securities, FHLB advances, as well as maturities of investment securities and other investments.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank invests in short-term, interest-earning assets that provide liquidity to meet lending requirements.

The Bank is required to maintain certain levels of regulatory capital. At March 31, 2003, the Bank exceeded all minimum regulatory capital requirements.

Asset Classification, Allowances for Losses and Non-performing Assets.   Federal regulations require savings institutions to classify their assets on the basis of quality periodically.  An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the market value of the collateral pledged, if any.  An asset is classified as doubtful if full collection is highly questionable or improbable.  An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future.  The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but possess credit deficiencies or potential weaknesses.  Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses.  If an asset or portion thereof is classified as a loss, an institution must either establish a specific allowance for the loss in the amount of the portion of the asset classified as such, or charge off that amount.  Federal examiners may disagree with an institution’s classifications.  If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director.  The Bank regularly reviews its assets to determine whether any assets require classification or re-classification.  The Board of Directors reviews and approves all classifications on a monthly basis.  At March 31, 2003, the Bank had $46,393 of assets classified as substandard and $646,980 of assets designated as special mention.  There were no assets designated as doubtful or loss at March 31, 2003.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Nine Months Ended March 31,

	(Dollar Amounts in Thousands)
	2003	2002

Balance at beginning of period	$133	$123
Charge-offs	(6)	(17)
Recoveries	1	0
Provision for loan losses	4	21

Balance at end of period	$132	$127

Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.05%

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated.

	At March 31,

	2003	2002

	(Dollar Amounts in Thousands)
Loans accounted for on a non-accrual basis:(1)
Real estate loans:
One-to-four-family residential	$55	$28
Non-residential	—	—
Consumer and savings account loans	27	18
Other loans	—	—

Total	$82	$46

Accruing loans which are contractually past due 90 days or more:
Real Estate loans:
One-to-four-family residential	$—	$—
Non-residential	—	—
Consumer and savings account loans	—	—
Other loans	—	—

Total	$—	$—

Total of non-accrual and accruing loans 90 days past due loans	$82	$46

Percentage of total loans	0.22%	0.13%

Other non-performing assets(2)	$—	$—

Percentage of total assets	0.07%	0.04%

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

Market Area

The Bank considers its primary market area to consist of Etowah, Cherokee, and Marshall counties in Northeast Alabama.  The Bank’s four offices are located in these three counties.  The City of Gadsden, where the Bank’s main office is located, is in Etowah County, approximately 60 miles northeast of Birmingham, Alabama.  Etowah County, with an area of approximately 555 square miles, is the second smallest of Alabama’s 67 counties in area, but ranks ninth in population.  According to 2000 Census Bureau data, the combined population of Etowah, Cherokee and Marshall Counties was approximately 210,000.

The economy in the Bank’s market area includes a mixture of manufacturing and agriculture. The largest employer in Etowah County is Goodyear Tire and Rubber Company, presently employing around 1,400 workers.  In Talladega County, 17 miles from Etowah County, Honda Motor Company began automobile and engine production in November 2001.     Approximately 900 jobs were awarded to Etowah county residents as a result of the Honda Plant, suppliers, and economic opportunities for local businesses.  In July 2002, Honda Motor Company announced a second expansion to the manufacturing plant that will double production and create another 2,000 jobs at the plant.  Several other new projects and industries have been announced in the past year which could boost the economy in the Bank’s primary market area. According to the Alabama Department of

Industrial Relations, the unemployment rates for February 2003 in Etowah, Cherokee, and Marshall Counties were 5.9%, 4.1% and 5.6%, respectively, compared to 5.5% for the state of Alabama.

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

Item 3.   Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms. Subsequent to the date of the evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls of the Company.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO to allow timely decisions regarding required disclosures.  Disclosure controls include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and unauthorized or improper use and transactions are properly recorded and reported.

Any control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are achieved.  The design of a control system inherently has limitations, including the control’s cost  relative to their benefits.  Additionally, controls can be circumvented.  No post-effective control system can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company and/or the Bank are parties to various legal proceedings incidental to their business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims would not be material to the consolidated financial statements.

Item 5.	Other Information

On April 17, 2003, the Company announced a dividend in the amount of $.0875 per share payable on June 16, 2003 to stockholders of record at the close of business on May 16, 2003.

The following information is furnished pursuant to Item 12 (“Results of Operations and Financial  Condition”) of Form 8-K and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.  On May 13, 2003, the Company announced its results of operations for the quarter ended March 31, 2003.  A copy of the related press release is attached as Exhibit 99.1 to this Report and is incorporated by reference in its entirety.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

	Exhibit 99.1	Press Release dated May 13, 2003 announcing Results of Operations.
	Exhibit 99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K - None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SOUTHERN BANC COMPANY

Date: May 15, 2003	By:	/s/ GATES LITTLE

Gates Little President and Chief Executive Officer (Principal Executive and Financial Officer)

CERTIFICATIONS

I, Gates Little, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of The Southern Banc Company, Inc.;

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

Date: May 15, 2003	By:	/s/ GATES LITTLE

Gates Little President and Chief Executive Officer (Chief Executive Officer and Chief Financial Officer)