Form 10KSB
period 2003-06-30
SOUTHERN BANC CO INC
filed 2003-09-29
CIK 946453

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

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

Not Applicable

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Registrant’s revenues for the fiscal year ended June 30, 2003: $6,411,549

The aggregate market value of the 752,854 shares of Common Stock of the registrant issued and outstanding held by non-affiliates was approximately $12.6 million based on the closing sales price of $16.70 per share of the registrant’s Common Stock on September 25, 2003 as listed on the American Stock Exchange. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant’s outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of September 25, 2003: 961,498

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the part of this report into which the document is incorporated:

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2003 (the “Annual Report”).
(Parts I and II)
2.	Portions of the Proxy Statement for the registrant’s 2003 Annual Meeting of Stockholders (the “Proxy Statement”).
(Part III)

PART I

Item 1. Description of Business

General

The Southern Banc Company, Inc. The Southern Banc Company, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in May 1995 at the direction of management of The Southern Bank Company, formerly First Federal Savings and Loan Association of Gadsden (the “Bank”), for the purpose of serving as the holding company of the Bank upon the Company’s acquisition of all of the capital stock issued by the Bank in connection with the Bank’s conversion from mutual to stock form.

The holding company structure permits the Company to expand the financial services offered through the Bank. As a holding company, the Company has greater flexibility than the Bank to diversify its business activities through existing or newly formed subsidiaries or through acquisition or merger with other financial institutions. The Company qualifies as a unitary savings institution holding company and is subject to regulation by the Office of Thrift Supervision (“OTS”). The Company’s principal business is the business of the Bank. At June 30, 2003, the Company had total consolidated assets of $111.7 million, deposits of $84.4 million, net loans receivable of $38.9 million and stockholders’ equity of $18.9 million, or 16.9% of total assets.

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

In 1999, the Bank changed its corporate title from “First Federal Savings and Loan Association of Gadsden” to “The Southern Bank Company.” The change of name was made to increase public awareness of the expanded banking services which the Bank is authorized to offer. The Bank currently operates through four full-service banking offices located in Gadsden, Albertville, Guntersville and Centre, Alabama.

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

Sarbanes-Oxley Act of 2002

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “S-O Act”) implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards, and will be funded by fees from all publicly traded companies, the law restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, certain permitted non-audit services being provided to an audit client will require preapproval by a company’s audit committee members. In addition, the audit partners must be rotated. Chief executive officers and chief financial officers, or their equivalent, are required to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the S-O Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself. Longer prison terms and increased penalties will be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted.

The S-O Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with a company’s “registered public accounting firm”. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies will have to disclose whether at least one member of the committee is an “audit committee financial expert” and if not, why not. Under the S-O Act, a “registered public accounting firm” is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer, or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The S-O Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate, or mislead any independent public or certified accountant engaged in the audit of a company’s financial statements for the purpose of rendering the financial statements materially misleading.

The Company has incurred, and anticipates that it will continue to incur, additional expenses in complying with the provisions of the S-O Act and the related rules. Management expects that the cost of such compliance may be significant.

USA Patriot Act

The USA Patriot Act establishes a wide variety of new and enhanced ways of combating international terrorism. The provisions that affect financial institutions most directly provide the Secretary of Treasury and other departments and agencies of the federal government with enhanced authority to identify, deter and punish international money laundering and other crimes.

Among other things, the USA Patriot Act prohibits financial institutions from doing business with foreign “shell” banks and requires increased due diligence for private banking transactions and correspondent accounts for foreign banks. In addition, financial institutions will have to follow new minimum verification of identity standards for all new accounts and will be permitted to share information with law enforcement authorities under circumstances that were not previously permitted.

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

The economy in the Bank’s market area includes a mixture of manufacturing and agriculture. The largest employer in Etowah County is Goodyear Tire and Rubber Company, presently employing around 1,400 workers. In Talladega County, 17 miles from Etowah County, Honda Motor Company began automobile and engine production in November 2001. Approximately 900 jobs were awarded to Etowah county residents as a result of the Honda Plant, suppliers, and economic opportunities for local businesses. In July 2002, Honda Motor Company announced a second expansion to the manufacturing plant that will double production and create another 2,000 jobs at the plant. Several other new projects and industries have been announced in the past year which could boost the economy in the Bank’s primary market area. According to the Alabama Department of Industrial Relations, the unemployment rates for July 2003 in Etowah, Cherokee, and Marshall Counties were 6.0%, 5.0% and 5.0%, respectively, compared to 6.0% for the state of Alabama.

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

At June 30, 2003, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was approximately $4.7 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was approximately $499,000.

Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated. At June 30, 2003, the Bank had no concentrations of loans exceeding 10% of total loans that are not disclosed below.

	At June 30,
	2003		2002
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Real estate loans:
One-to-four-family residential	$30,681	77.90%	$27,888	80.09%
Non-residential	451	1.15	140	0.40
Consumer loans(1)	7,261	18.44	5,582	16.03
Commercial loans	179	0.45	186	0.54
Savings account loans	813	2.06	1,024	2.94

Total gross loans	39,385	100.00%	34,820	100.00%

Less:
Unearned income	360		288
Deferred loan fees, net	(33)		(116)
Allowance for loan losses	140		133

Total	$38,918		$34,515

(1)	Consumer loans include home equity line of credit loans of approximately $1,327,000 and $1,220,000, at June 30, 2003 and 2002, respectively.

The following table sets forth information at June 30, 2003 regarding the dollar amount of loans maturing or repricing in the Bank’s portfolio, based on contractual terms to maturity or repricing period. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Due Within 1 Year After 6/30/03	Due After 1 through 5 Years After 6/30/03	Due After 5 Years After 6/30/03	Total
	(In thousands)
Real estate mortgage	$1,481	$1,607	$28,044	$31,132
Consumer, commercial and savings account loans	946	4,224	3,083	8,253

Total	$2,427	$5,831	$31,127	$39,385

The following table sets forth at June 30, 2003, the dollar amount of gross loans due after one year after that date, based upon contractual maturity dates or period to reprice, and whether such loans have fixed or adjustable rates.

	Predetermined Rate	Floating or Adjustable Rates
	(In thousands)
Real estate	$30,629	$503
Consumer, commercial and savings account loans	6,624	1,629

Total	$37,253	$2,132

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

Originations, Purchases and Sales of Loans. The Bank’s loans are primarily originated by salaried loan officers of the Bank, although, from time to time, the Bank purchases loans. During fiscal 2003, the Bank purchased no loans. During the fiscal year ended June 30, 2003, the Bank originated and sold a total of $3,319,000 in loans to the secondary market.

One-to-Four-Family Residential Lending. Historically, the Bank’s principal lending activity has been the origination of fixed rate loans secured by first mortgages on existing one-to-four-family residences in the Bank’s market area. The purchase price or appraised value of most of such residences generally has been between $51,000 and $375,000, with the Bank’s loan amounts averaging approximately $90,000. At June 30, 2003, $30.7 million, or 77.9% of the Bank’s total loans were secured by one-to-four-family residences, a substantial portion of which were existing, owner-occupied, single-family residences in the Bank’s market area. At June 30, 2003, $30.6 million, or 98.4% of the Bank’s one-to-four-family residential loans, had fixed rates, and $503,000, or 1.6%, had adjustable rates.

The Bank’s one-to-four-family residential mortgage loans generally are for terms of up to 30 years, amortized on a monthly basis, with principal and interest due each month. The majority of the Bank’s one-to-four-family mortgage loans are underwritten with terms of 15 years or less. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. These loans customarily contain “due-on-sale” clauses which permit the Bank to accelerate repayment of a loan upon transfer of ownership of the mortgaged property.

The Bank previously offered a mortgage loan product which provided for a term of up to 21 years with the interest rate increasing one percentage point every seven years. This increase is not contingent upon any corresponding increase in market interest rates. As of June 30, 2003, the Bank had originated $7.4 million of these graduated rate loans. The Bank no longer offers the graduated rate loan program.

The Bank’s lending policies generally limit the maximum loan-to-value ratio on one-to-four-family residential mortgage loans secured by owner-occupied properties to 100% of the lesser of the appraised value or purchase price. The Bank’s lending policies generally require private mortgage insurance for any loan that exceeds an 80% loan-to-value ratio.

The Bank has not originated any adjustable rate, one-to-four-family residential mortgage loans in recent years. However, total loans at June 30, 2003 included adjustable rate, one-to-four-family residential loans with an aggregate principal balance of $503,000, substantially all of which were purchased during fiscal 1996. The rates at which interest accrues on these loans are adjustable annually, generally with limitations on adjustments of 2.0% per adjustment period and 6.0% - 6.5% over the life of the loan. While such loans may include initial discounted rates, they were underwritten and borrowers were qualified based on the fully indexed interest rate. The Bank’s adjustable rate loans do not permit negative amortization.

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

Consumer Lending. At June 30, 2003, the Bank’s total consumer loan portfolio was approximately $7.3 million and consisted primarily of new and used automobile loans, home equity lines of credit, and both secured and unsecured demand loans. These loans totaled approximately $4.7 million, $1.3 million, $1.0 million and $290,000, respectively, at June 30, 2003. Management plans to continue the Bank’s expansion of these programs as part of the Bank’s plan to provide a wider range of financial services to the Bank’s customers while increasing the Bank’s portfolio yields.

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

The Bank’s new and used automobile loans generally are underwritten in amounts up to 85% of the purchase price, dealer cost or the loan value as published by the National Automobile Dealers Association (i.e., the “Black Book”). The terms of such loans generally do not exceed 60 months with loans for older used cars underwritten for shorter terms. The Bank requires that the vehicles be insured and that the Bank be listed as loss payee on the insurance policy. The Bank originates a portion of its automobile loans on an indirect basis through various dealerships located in its market area. See “ Loan Solicitation and Processing.”

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

Upon receipt of a loan application from a prospective borrower, the Bank’s staff obtains the necessary information and then prepares the file for processing. Once in processing, a credit report is requested and the Bank verifies the loan applicant’s employment, income and credit standing. It is the Bank’s policy to obtain an appraisal of the real estate intended to secure a proposed mortgage loan from a Bank-approved appraiser. The Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made, except if the Bank is aware of a particular risk of environmental contamination.

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

Collection Policies. When a borrower fails to make a payment on a loan, the Bank generally takes prompt steps to have the delinquency cured and the loan restored to current status. Once the payment grace period has expired (in most instances 15 days after the due date), a late notice is mailed to the borrower, and a late charge is imposed, if applicable. Loans on which payments are 30 or more days delinquent and possess credit deficiencies or potential weaknesses are designated as “special mention.” The Bank’s Board of Directors reviews a list of all classified assets on a monthly basis. See “ — Asset Classification, Allowances for Losses and Non-performing Assets.” If a loan remains delinquent 90 days or more, the Bank generally makes demand for payment and/or initiates foreclosure or other legal proceedings.

Asset Classification, Allowances for Losses and Non-performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, an institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with an institution’s classifications. If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications on a monthly basis. At June 30, 2003, the Bank had no assets classified as loss, no assets classified as doubtful, $99,888 of assets classified as substandard and $459,649 of assets designated as special mention.

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

At the date of foreclosure or other repossession, the Bank transfers the property to real estate acquired in settlement of loans at the lower of recorded investment in the loan or fair value, net of estimated cost of disposition. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through an appraisal at the time of foreclosure. Any amount of the recorded investment in the loan in excess of fair value is charged-off against the allowance for loan losses. Subsequent to foreclosure, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate may be recorded if certain conditions are met. At June 30, 2003, the Bank held no properties acquired in settlement of loans.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Years Ended June 30,
	2003	2002
	(Dollars in thousands)
Balance at beginning of period	$133	$123
Charge-offs	(7)	(17)
Recoveries	1	—
Provision for loan losses	13	27

Balance at end of period	$140	$133

Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.05%

The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At June 30,
	2003		2002
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to four-family residential	$56	77.90%	$60	80.09%
Non-residential	—	1.15	—	0.40
Consumer, commercial and savings account loans	84	20.95	73	19.51

Total allowance for loan losses	$140	100.00%	$133	100.00%

The Bank ceases accrual of interest on a loan when payment on the loan is delinquent in excess of 90 days. Income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments has been reestablished, in which case the loan is returned to accrual status.

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated.

	At June 30,
	2003	2002
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:(1)
Real estate loans:
One-to-four-family residential	$68	$37
Non-residential	—	—
Consumer, commercial and savings account loans	33	12
Other loans	—	—

Total	$101	$49

Accruing loans which are contractually past due 90 days or more:
Real Estate loans:
One-to-four-family residential	$—	$—
Non-residential	—	—
Consumer, commercial and savings account loans	—	—
Other loans	—	—

Total	$—	$—

Total of non-accrual and accruing loans 90 days past due loans	$101	$49

Percentage of total loans	0.26%	0.14%

Other non-performing assets(2)	$—	$—

Percentage of total assets	0.09%	0.04%

(1)	The Bank ceases accrual of interest on a loan when payment on the loan is delinquent in excess of 90 days. Income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments has been reestablished, in which case the loan is returned to accrual status.
(2)	Other non-performing assets may include real estate or other assets acquired by the Bank through foreclosure or repossession. Real estate owned is recorded at the lower of the recorded investment in the loan or fair value of the property, less estimated costs of disposition.

Neither cash basis interest income nor interest income foregone on non-accrual loans was considered significant for the years ended June 30, 2003 and June 30, 2002.

At June 30, 2003, management had identified no loans which were not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms.

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

The Bank invests in investment securities in order to diversify its assets, manage cash flow and interest rate risk, obtain yields, and maintain the minimum levels of qualified and liquid assets required by regulatory authorities. The investment activities of the Bank consist primarily of investments in mortgage-backed securities, U.S. Treasury securities and U.S. Government agency securities, and other securities. Investment decisions are generally made by the President of the Bank and are ratified by the Board of Directors. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank’s investment policy. The Bank’s investment policy does not permit the Bank to invest in any futures, options or other investments that exhibit a high degree of price volatility.

Securities designated as “available for sale” are carried at their fair value with unrealized gains or losses, net of tax effect, recognized in equity. At June 30, 2003, investment securities with an aggregate amortized cost of approximately $52.1 million and an aggregate fair value of approximately $53.7 million were included in the portfolio of securities designated as available for sale. The aggregate impact on equity was a net increase of approximately $332,000 for the year ended June 30, 2003. The gross unrealized pre-tax gain on securities available for sale at June 30, 2003 was approximately $1.6 million. For additional information, see Consolidated Statements of Stockholders’ Equity and Note 2 to Consolidated Financial Statements in the Annual Report filed as Exhibit 13 to this Report. Securities designated as “held to maturity” are those assets which the Bank has the ability and management has the intent to hold to maturity and are carried at amortized cost. At June 30, 2003, securities designated as held to maturity had an aggregate amortized cost of approximately $7.2 million and an aggregate fair value of approximately $7.7 million. Upon acquisition, securities are classified as to the Bank’s intent.

Mortgage-Backed Securities. The Bank maintains a substantial portfolio of mortgage-backed securities in the form of GNMA, FHLMC and FNMA participation certificates. GNMA, FHLMC and FNMA certificates are each guaranteed by their respective agencies as to principal and interest, and GNMA certificates are backed by the full faith and credit of the U.S. Government. Mortgage-backed securities generally entitle the Bank to receive a pro rata portion of the cash flows from an identified pool of mortgages. Although mortgage-backed securities generally yield less than the underlying loans, they present substantially lower credit risk, they are more liquid than individual mortgage loans, and they may be used to collateralize obligations of the Bank. In addition, the Bank’s portfolio of mortgage-backed securities qualify as “Qualified Thrift Investments” for purposes of determining the Bank’s compliance with the “Qualified Thrift Lender” test and may also be considered for purposes of meeting certain definitional tests prescribed by the Internal Revenue Code which entitle thrift institutions to favorable tax treatment. See “Regulation — Regulation of the Bank — Qualified Thrift Lender Test” and “ — Taxation — Federal Income Taxation.”

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

The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated life of the securities using a level yield method. Prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

The Bank’s mortgage-backed securities portfolio consists primarily of seasoned fixed-rate and adjustable rate mortgage-backed securities. At June 30, 2003, the Bank had approximately $7.1 million in mortgage-backed securities which are considered to be held to maturity and which are insured or guaranteed by FNMA, FHLMC or GNMA and approximately $101,000 in U. S. Government agency securites. At June 30, 2003, the carrying value of mortgage-backed securities designated as available for sale was approximately $49.0 million and the carrying value of U.S. Government agency securities designated as available for sale and U.S. Treasury securities was approximately $4.7 million. See Notes 2 and 3 of Notes to Consolidated Financial Statements in the Annual Report.

The following table sets forth the carrying value of the Bank’s investment portfolio at the dates indicated.

	At June 30,
	2003	2002
	(In thousands)
Securities available for sale:(1)
U.S. Treasury securities	$—	$1,527
U.S. Government agency securities	4,672	8,134
Mortgage-backed securities	49,034	44,075
Other	17	17

Total securities available for sale	$53,723	$53,753

Securities held to maturity:(2)
U.S. Government agency securities	$101	$1,832
Mortgage-backed securities	7,114	9,695

Total securities held to maturity	$7,215	$11,527

Total securities	$60,938	$65,280

(1)	The carrying value is the approximate fair value of the security at each reporting date.
(2)	The carrying value is the amortized cost of the security at each reporting date.

The following table sets forth information regarding the scheduled maturities, amortized costs, fair values and weighted average yields for the Bank’s investment securities at June 30, 2003.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Amortized Cost	Fair Value	Average Yield
	(Dollars in Thousands)
Securities available for sale:(1)
U.S. Government agency Securities	$501	5.8%	$1,219	6.0%	$2,141	6.1%	$811	6.2%	$4,416	$4,672	6.4%
Mortgage-backed securities	78	7.0	4,447	4.9	11,747	5.0	32,762	5.5	47,706	49,034	5.5
Other(3)	—	0.0	—	0.0	—	0.0	17	0.0	17	17	0.0

Total securities available for sale	$579	5.9%	$5,666	5.1%	$13,888	5.2%	$33,590	5.5%	$52,139	$53,723	5.6%

Securities held to maturity:(2)
U.S. Government agency Securities	$—	— %	$101	6.7%	$—	—%	$—	— %	$101	$108	6.7%
Mortgage-backed securities	29	7.9	1,198	7.4	3,809	6.9	2,078	7.3	7,114	7,606	7.1

Total securities held to maturity	$29	7.9%	$1,299	7.4%	$3,809	6.9%	$2,078	7.3%	$7,215	$7,714	7.1%

Total securities	$608	6.0%	$6,965	5.6%	$17,697	5.6%	$35,668	5.6%	$59,354	$61,437	5.8%

(1)	Carrying value of securities available for sale is their approximate fair value at the reporting date. Average yield on securities available for sale is based on their amortized historical costs at the reporting date.
(2)	Carrying value of securities held to maturity is their amortized historical cost at their reporting date. Average yield on securities held to maturity is based on their amortized historical cost at the reporting date.
(3)	Other securities includes the Bank’s investment, at cost, in Intrieve, Inc., the Bank’s data processing service bureau.

For additional information, see Notes 2 and 3 of Notes to Consolidated Financial Statements in the Annual Report filed as Exhibit 13 to this Report.

Deposit Activity and Other Sources of Funds

General. Deposits are the primary source of the Bank’s funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, interest payments, maturing investments and FHLB advances. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by prevailing market interest rates and money market conditions.

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

Deposits in the Bank as of June 30, 2003 were represented by the various programs described below.

Interest Rate	Minimum Term	Category	Minimum Amount	Balances	Percentage of Total Savings
			(In thousands)
0.693%	None	NOW Accounts	$100	$490	0.58%
0.387	None	Passbook Statement Accounts	100	2,966	3.52
0.500	None	Gold Star Savings Account	100	4,071	4.83
0.500	None	Money Market Deposit Account	1,500	229	0.27
0.500	None	High Yield Account	100	1,463	1.73
0.500	None	Best Checking Account	50	169	0.20
0.486	None	Merit Checking	50	657	0.78
0.500	None	Classic 55 Checking	50	2,975	3.53
0.000	None	Free Checking	—	97	0.11
0.000	None	Business Checking	50	220	0.26
0.484	None	First Checking	50	3,809	4.52
1.260	None	Premium MMDA	10,000	1,532	1.82

		Certificates of Deposit

1.000%	91 Days	3-Month Money Market	1,000	486	0.58%
1.437	5 Month	Fixed Term, Fixed Rate	1,000	1,991	2.36
1.000	182 Days	6-Month Money Market	1,000	1,047	1.23
1.539	7 Month	Fixed Term, Fixed Rate	1,000	1,787	2.12
1.707	8 Month	Fixed Term, Fixed Rate	1,000	137	0.16
1.160	9 Month	Fixed Term, Fixed Rate	1,000	185	0.22
1.524	10 Month	Fixed Term, Fixed Rate	1,000	448	0.53
1.558	12 Month	Fixed Term, Fixed Rate	1,000	812	0.96
2.071	14 Month	Fixed Term, Fixed Rate	1,000	1,790	2.12
2.256	18 Month	Fixed Term, Fixed Rate	1,000	390	0.46
2.865	18 Month-IRA	Fixed Term, Fixed Rate—IRA	250	2,513	2.98
2.826	20 Month	Fixed Term, Fixed Rate	1,000	5,992	7.10
2.382	24 Month	Fixed Term, Fixed Rate	1,000	1,102	1.31
3.568	30 Month	Fixed Term, Fixed Rate	1,000	12,782	15.16
4.403	36 Month	Fixed Term, Fixed Rate	1,000	2,735	3.24
2.878	48 Month	Fixed Term, Fixed Rate	1,000	6,955	8.24
4.283	60 Month	Fixed Term, Fixed Rate	1,000	3,673	4.35
4.743	72 Month	Fixed Term, Fixed Rate	1,000	106	0.13
3.462	96 Month	Fixed Term, Fixed Rate	1,000	28	0.03
5.245	120 Month	Fixed Term, Fixed Rate	1,000	718	0.85
1.430	3-Month-State	Fixed Term, Fixed Rate	1,000	1,325	1.57
2.321	11 Month	Fixed Term, Fixed Rate	1,000	14,442	17.13
3.003	17 Month	Fixed Term, Fixed Rate	1,000	2,928	3.47
2.327	19 Month	Fixed Term, Fixed Rate	1,000	1,307	1.55

		Total		$84,357	100.00%

The following tables set forth the average balances and average interest rates paid for deposits in the Bank as of the dates indicated.

	Years Ended June 30,
	2003			2002
	Passbook Savings	Interest- Bearing Demand Deposits	Certificates of Deposit	Passbook Savings	Interest- Bearing Demand Deposits	Certificates of Deposit
	(Dollars in thousands)
Average balance	$7,129	$11,662	$65,820	$6,657	$9,557	$64,726
Average interest rate	1.48%	1.13%	3.47%	2.22%	1.74%	4.73%

The following table sets forth the certificates of deposit in the Bank classified by rates at the dates indicated.

	At June 30,
	2003	2002
	(In thousands)
0.01 – 2.00%	$13,949	$1,813
2.01 – 4.00%	42,476	40,312
4.01 – 6.00%	8,575	13,862
6.01 – 8.00%	679	9,126

	$65,679	$65,113

The following table indicates the amount of the certificates of deposit of $100,000 or more in the Bank by time remaining until maturity at June 30, 2003.

Maturity Period	Certificates of Deposits
(In thousands)
Three months or less	$3,342
Over three through six months	1,636
Over six through twelve months	3,783
Over twelve months	4,653

Total	$13,414

Borrowings. Savings deposits historically have been the primary source of funds for the Bank’s lending, investment and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. As of June 30, 2003, Federal Home Loan Bank advances were approximately $7.8 million.

Subsidiary Activities

Federally chartered savings institutions are permitted to invest up to 2% of their assets in subsidiary service corporations, plus an additional 1% in subsidiaries engaged in specific community purposes. Under such limitation, as of June 30, 2003, the Bank was authorized to invest approximately $2.0 million in the stock of or loans to subsidiaries. The Bank currently does not have a subsidiary.

REGULATION

The following discussion is intended to be a summary of certain statutes, rules and regulations affecting the Company and the Bank. A number of other statutes and regulations have an impact on their operations. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

Regulation of the Company

Activities Restrictions. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which authority also permits the OTS to restrict or prohibit activities that are determined to be serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of the stockholders of the Company.

As a unitary savings and loan holding company, the Company generally is not subject to any restrictions on its business activities. While the Gramm-Leach-Bliley Act (the “GLB Act”) terminated the “unitary thrift holding company” exemption from activity restrictions on a prospective basis, the Company enjoys grandfathered status under this provision of the GLB Act. As a result, the Company’s freedom from activity restrictions as a unitary savings and loan holding company was not affected by the GLB Act. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners’ Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company’s grandfathered status under the GLB Act and would be subject to the same activity restrictions. The continuation of the Company’s exemption from restrictions on business activities as a unitary savings and loan holding company is also subject to the Company’s continued compliance with the Qualified Thrift Lender (“QTL”) test. See “— Regulation of the Bank- Qualified Thrift Lender Test.”

Restrictions on Acquisitions. The Company must obtain approval from the OTS before acquiring control of any other saving institution or saving and loan holding company, substantially all the assets thereof or in excess of 5% of the outstanding shares of another savings institution or saving and loan holding company. The Company’s directors and officers or persons owning or controlling more than 25% of the Company’s stock must also obtain approval of the OTS before acquiring control of any savings institution or savings and loan holding company.

AMEX. The American Stock Exchange (the “AMEX”) has proposed numerous corporate governance rules intended to address corporate accountability, transparency and integrity. The proposals encompass significant changes to the following: board of director composition and independence standards, audit committee composition and authority, compensation and nominating committees and ethics and disclosure obligations. In addition, the AMEX has proposed a rule change related to shareholder approval requirements for stock option plans. These rules, if adopted, would affect the Company because its common stock is listed on the AMEX under the symbol “SRN”. The Board of Directors is currently considering voluntarily withdrawing the common stock from listing on the AMEX due to the limited number of stockholders of record, the compliance costs associated with maintaining the Company’s status as an AMEX-listed company (which are expected to increase), and the limited volume of trading of the shares.

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

Branching. Subject to certain limitations, OTS regulations currently permit a federally chartered savings institution like the Bank to establish branches in any state of the United States, provided that the federal savings institution qualifies as a “domestic building and loan associations under the Internal Revenue Code. See “— Qualified Thrift Lender Test. The authority for a federal savings institution to establish an interstate branch network would facilitate a geographic diversification of the institution’s activities.

Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. At June 30, 2003, the Bank was in compliance with its regulatory capital requirements.

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

The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital of 8% of risk-weighted assets. Risk-based capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate—term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses, and up to 45% of unrealized gains on equity securities. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. A savings institution must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

In addition to the above regulatory capital requirements, the OTS’ prompt corrective action regulation classifies savings institutions by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any savings institution that fails to meet the regulation’s capital standards. Under this regulation, a ‘well capitalized” savings institution is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A savings institution is deemed “adequately capitalized” category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” depending on their capital levels. A savings institution that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At June 30, 2003, the Bank was classified as “well capitalized.”

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

Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender (“QTL”) tests. To qualify as a QTL, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner’s Loan Act by maintaining at least 65% of its “portfolio assets” in certain “Qualified Thrift investments” (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At June 30, 2003, the Bank was in compliance with its QTL requirement.

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

The OTS may disapprove an application or notice if the proposed capital distribution would: (i) make the savings institution undercapitalized, significantly undercapitalized, or critically undercapitalized; (ii) raise safety or soundness concerns; or (iii) violate a statue, regulation, or agreement with the OTS (or with the FDIC), or a condition imposed in an OTS approved application or notice. Further, a federal savings institution, like the Bank, cannot distribute regulatory capital that is needed for its liquidation account.

Loans to One Borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution’s unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At June 30, 2003, the Registrant’s lending limit for loans to one borrower was approximately $4.7 million and had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank’s advances from the FHLB. At June 30, 2003, the Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 2003, the Bank was in compliance with these Federal Reserve Board requirements.

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

Earnings appropriated to the Bank’s tax bad debt reserves and claimed as tax deductions will not be available for the payment of cash dividends or other distributions to the Company (including distributions made upon dissolution or liquidation), unless the Bank includes the amounts distributed in taxable income, along with the amounts deemed necessary to pay the resulting federal income tax. At June 30, 2003, the Bank had approximately $2.8 million of pre-1988 accumulated bad debt reserves for which federal income taxes have not been provided.

The Internal Revenue Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”) and is payable to the extent such AMTI exceeds an exemption amount. The Internal Revenue Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. The other items of tax preference that constitute

AMTI include (a) tax-exempt interest on newly-issued private activity bonds other than certain qualified bonds and (b) for taxable years including 1987 through 1989, 50% of the excess of (i) the taxpayer’s pre-tax adjusted net book income over (ii) AMTI (determined without regard to this latter preference and prior to reduction by net operating losses). For taxable years beginning after 1989, this latter preference has been replaced by 75% of the excess (if any) of (i) adjusted current earnings as defined in the Internal Revenue Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). For any taxable year beginning after 1986, net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum taxes may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and before 1992, corporations, including savings institutions, are also subject to an environmental tax equal to 0.12% of the excess of AMTI for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million. The Bank is not currently paying any amount of alternative minimum tax but may depending on future results of operations, be subject to this tax.

The Bank’s federal income tax returns have not been examined by the regulatory authorities within the past five years. For additional information, see Note 13 of Notes to Consolidated Financial Statements in the Annual Report filed as Exhibit 13 to this Report.

Employees

As of June 30, 2003, the Company and the Bank had 30 full-time employees none of whom was represented by a collective bargaining agreement.

Item 2. Description of Property

The following table sets forth information regarding the Bank’s offices at June 30, 2003.

	Year Opened	Net Book Value at June 30, 2003	Approximate Square Footage	Owned or Leased
Main Office:
221 South 6th Street	1968	$189,117	6,500	Owned
Gadsden, Alabama 35901

Branch Offices:
202 Sand Mountain Drive	1965	2,553	1,405	Leased
Albertville, Alabama 35950

2204 Henry Street	2000	205,426	1,100	Owned
Guntersville, Alabama 35976

390 W. Main Street	1994	66,539	2,263	Owned
Centre, Alabama 35960

The net book value of the Bank’s investment in furnishings and equipment totaled $43,141 at June 30, 2003.

Item 3. Legal Proceedings

From time to time, the Bank is a party to various legal proceedings incident to its business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The information required by this item is incorporated by reference to “Item 1. Description of Business – Regulation – Regulation of the Bank – Dividend and Other Capital Distribution Limitations” herein and “Market for Common Stock and Related Stockholder Matters” and Note 11 of the Notes to Consolidated Financial Statements in the portions of the Annual Report filed as Exhibit 13 to this Report.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by this item is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Changes in Certifying Accountant” in the portions of the Annual Report filed as Exhibit 13 to this Report.

Item 8A. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

In addition, the Company reviewed its internal controls. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls of the Company.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required by this item is incorporated herein by reference to the section captioned “Election of Directors” in the Proxy Statement.

Item 10. Executive Compensation

The information required by this item is incorporated herein by reference to the section captioned “Election of Directors—Executive Compensation” in the Proxy Statement.

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

Item 13. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report.

No.	Description

3.1 *	Certificate of Incorporation of The Southern Banc Company, Inc.(as amended)

3.2	Bylaws of The Southern Banc Company, Inc. (as amended)

4.1 **	Specimen Common Stock Certificate of The Southern Banc Company, Inc.

4.2***	Rights Agreement

10.1 ****	Employment Agreements between The Southern Banc Company, Inc. and First Federal Savings and Loan Association of Gadsden and James B. Little Jr.

10.2 ****	First Federal Savings and Loan Association of Gadsden Supplemental Executive Retirement Agreement

10.3 *****	The Southern Banc Company, Inc. 1996 Stock Option and Incentive Plan and trust

10.4 *****	First Federal Savings and Loan Association of Gadsden Management Recognition Plan and trust

10.5 ******	1997 Amendments to Employment Agreements between the Southern Banc Company, Inc. and First Federal Savings and Loan Association and James B. Little Jr.

10.6 ******	Employment Agreements between The Southern Banc Company, Inc. and First Federal Savings and Loan Association of Gadsden and Gates Little.

13	Annual Report to Stockholders. Except for these portions of the Annual Report to Stockholders which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed “filed” as part of this Report.

21	Subsidiaries

23	Consent of KPMG LLP

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to Annual Report on Form 10-KSB for fiscal year ended June 30, 2001.
**	Incorporated by reference to Registration Statement on Form 8-A (No. 1-13964).
***	Incorporated by reference to Current Report on Form 8-K dated July 15, 1999.
****	Incorporated by reference to Registration Statement on Form S-1 (No. 33-93218).
*****	Incorporated by reference to Registration Statement on Form S-8 (No. 333-3546).
******	Incorporated by reference to Annual Report on Form 10-KSB for fiscal year ended June 30, 1998.

(b) Reports on Form 8-K.

Not applicable.

Item 14. Principal Accountant Fees and Services

Not Applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SOUTHERN BANC COMPANY, INC.

Date: September 29, 2003	By:	/s/ Gates Little
Gates Little Chairman of the Board, President and Chief Executive Officer (Duly Authorized Representative)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Gates Little	By:	/s/ Thomas F. Dowling
	Gates Little Chairman of the Board, President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)		Thomas F. Dowling Director
Date: September 29, 2003

Date: September 29, 2003

By:	/s/ Craig G. Cantrell	By:	/s/ James B. Little III
	Craig G. Cantrell Director		James B. Little III Director
Date: September 29, 2003		Date: September 29, 2003

By:	/s/ Grady Gillam	By:	/s/ James B. Little, Jr.
	Grady Gillam Director		James B. Little, Jr. Investment Officer and Director
Date: September 29, 2003		Date: September 29, 2003

By:	/s/ Rex G. Keeling, Jr.	By:	/s/ Fred Taylor
	Rex G. Keeling, Jr. Director		Fred Taylor Director
Date: September 29, 2003		Date: September 29, 2003