Form 10QSB
period 2003-09-30
SOUTHERN BANC CO INC
filed 2003-11-12
CIK 946453

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission File Number:    1-13964

The Southern Banc Company, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	63-1146351
(State of incorporation)	(I.R.S. Employer Identification No.)

221 S. 6th Street, Gadsden, Alabama	35901-4102
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:    (256) 543-3860

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days: Yes ☒    No ☐

As of November 12, 2003, there were 961,498 shares of the registrant’s Common Stock, par value $0.01 per share, issued and outstanding.

Transitional small business disclosure format (check one): Yes ☐    No ☒

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

THE SOUTHERN BANC COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar Amounts in Thousands)

	September 30, 2003	June 30, 2003
ASSETS

CASH AND CASH EQUIVALENTS	$10,269	$9,393

SECURITIES AVAILABLE FOR SALE, at fair value	53,048	53,723
SECURITIES HELD TO MATURITY, at amortized cost fair value of $6,629 and $7,714, respectively	6,210	7,215
FEDERAL HOME LOAN BANK STOCK	886	886
LOANS HELD FOR SALE	0	50
LOANS RECEIVABLE, net of allowance for loan losses of $140	38,941	38,917
PREMISES AND EQUIPMENT, net	503	507
ACCRUED INTEREST AND DIVIDENDS RECEIVABLE	407	483
PREPAID EXPENSES AND OTHER ASSETS	516	527

TOTAL ASSETS	$110,780	$111,701

LIABILITIES

DEPOSITS	$83,772	$84,357
FEDERAL HOME LOAN BANK ADVANCES	7,750	7,750
OTHER LIABILITIES	577	728

TOTAL LIABILITIES	92,099	92,835

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share 500,000 shares authorized, shares issued and outstanding— none	0	0
Common stock, par value $.01 per share, 3,500,000 authorized, 1,454,750 shares issued	15	15
Treasury stock, at cost, 493,252 shares	(6,182)	(6,182)
Additional paid-in capital	13,832	13,818
Unearned compensation	(129)	(157)
Shares held in trust, at cost, 56,038 and 65,738 shares, respectively	(739)	(852)
Retained earnings	11,152	11,082
Accumulated other comprehensive income	732	1,142

TOTAL STOCKHOLDERS’ EQUITY	18,681	18,866

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$110,780	$111,701

The accompanying notes are an integral part of these condensed consolidated statements.

THE SOUTHERN BANC COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, except per share data)

	Three Months Ended September 30,
	2003	2002
INTEREST INCOME:
Interest and fees on loans	$585	$590
Interest and dividends on securities available for sale	552	714
Interest and dividends on securities held to maturity	120	198
Other interest income	15	24

Total interest income	1,272	1,526

INTEREST EXPENSE:
Interest on deposits	484	689
Interest on borrowings	87	106

Total interest expense	571	795

Net interest income before provision for loan losses	701	731
Provision for loan losses	0	4

Net interest income after provision for loan losses	701	727

NON-INTEREST INCOME:
Fees and other non-interest income	32	31
Gain on sale of securities	0	158
Miscellaneous Income, net	11	1

Total non-interest income	43	190

NON-INTEREST EXPENSE:
Salaries and employee benefits	285	260
Office building and equipment expenses	34	40
Professional services	66	50
Data processing expense	55	54
Other operating expense	61	69

Total non-interest expense	501	473

Income before income taxes	243	444

PROVISION FOR INCOME TAXES	95	151

Net Income	$148	$293

EARNINGS PER SHARE:
Basic	$0.17	$0.33
Diluted	$0.16	$0.33

DIVIDENDS DECLARED PER SHARE	$0.0875	$0.0875

AVERAGE SHARES OUTSTANDING:
Basic	880,352	887,645
Diluted	921,622	891,226

The accompanying notes are an integral part of these condensed consolidated statements.

THE SOUTHERN BANC COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

	For The Three Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$148	$293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10	16
Amortization, net	94	18
Amortization of unearned compensation	42	28
Provision for loan losses	0	4
Net gain on sale of secondary market loans	(9)	(9)
Proceeds from sale of secondary market loans	474	490
Loans originated for secondary market	(415)	(569)
Change in assets and liabilities:
Decrease in accrued interest and dividends receivable	76	64
Decrease in other assets	11	4
Increase (decrease) in other liabilities	(42)	122

Net cash provided by operating activities	389	461

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(9,086)	(9,364)
Proceeds from maturities and principal payments on securities available for sale	9,137	9,339
Proceeds from maturities and principal payments on securities held to maturity	1,009	1,198
Net loan originations	(24)	(800)
Capital expenditures, net	(6)	(18)

Net cash provided by investing activities	1,030	355

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	(585)	710
Increase in advance payments by borrowers for taxes and insurance	7	13
Dividends paid	(78)	(69)
Proceeds from exercise of stock options	113	0
Purchase of treasury stock	0	(540)

Net cash (used in) provided by financing activities	(543)	114

Net increase in cash and cash equivalents	876	930

CASH AND CASH EQUIVALENTS, beginning of period	9,393	7,529

CASH AND CASH EQUIVALENTS, end of period	$10,269	$8,459

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$78	$10

Interest	$569	$789

THE SOUTHERN BANC COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2003 and June 30, 2003, and for the three month periods ended September 30, 2003 and 2002, include the accounts of The Southern Banc Company, Inc. (the “Company”), and its wholly owned subsidiaries: The Southern Bank Company (the “Bank”) and First Service Corporation of Gadsden. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments (none of which are other than normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations for the three months ended September 30, 2003 and 2002. The results of operations for the current interim period are not necessarily indicative of results expected for the entire fiscal year.

While certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented clear. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003. The accounting policies followed by the Company are set forth in the summary of significant accounting policies in the Company’s June 30, 2003 consolidated financial statements. Certain reclassifications have been made in the 2002 financial statements to conform with the presentation of the 2003 financial statements.

2. RETIREMENT AND SAVINGS PLANS

Employee Stock Ownership Plan (“ESOP”)

The Bank has an ESOP for eligible employees. The ESOP purchased 116,380 shares of the Company’s common stock with the proceeds of a $1,163,800 note payable from the Bank and secured by the Common Stock owned by the ESOP. Unearned compensation for the ESOP was charged to stockholders’ equity and is reduced ratably in connection with principal payments under the terms of the plan. Unearned compensation is reduced when compensation expense is recognized based on employee services rendered in relation to shares which are committed to be released. At September 30, 2003 and June 30, 2003, the ESOP had 87,493 shares allocated and 20,312 shares unallocated. Expenses related to the ESOP were approximately $34,000 and $30,000 for the three months period ended September 30, 2003 and 2002, respectively. Unearned compensation amounts related to the ESOP was approximately $129,000 and $157,000 at September 30, 2003 and June 30, 2003, respectively, and are shown as reductions of stockholders’ equity in the accompanying consolidated statements of financial condition.

Management Recognition Plan (“MRP”)

The Bank’s MRP provides for awards of common stock to directors and officers of the Bank. A trust was formed for the purpose of purchasing shares of stock in the open market for future awards of stock under the MRP. The aggregate fair market value of the shares purchased by the MRP is considered unearned compensation at the time of purchase and compensation is earned ratably over the stipulated vesting period. Unearned compensation related to the MRP is shown as a reduction to shareholders’ equity in the accompanying consolidated statements of condition. As of September 30, 2003, all awarded shares related to the MRP had been allocated to directors and officers of the Bank. The MRP held 14,430 unallocated shares at September 30, 2003 and June 30, 2003.

Stock Option and Incentive Plan (“Option Plan”)

The Company has a stockholder approved Option Plan. The Option Plan provides for the grant of incentive stock options (ISO’s) to employees and non-incentive stock options (non-ISO’s) to non-employee directors. The exercise price is based on the market price of the common stock on the date of grant. A trust was formed for the purpose of purchasing shares of stock in the open market for issuance upon future exercises of stock options under the Option Plan. The Trust for the benefit of the Option Plan held 51,308 shares at June 30, 2003 and 41,608 shares at September 30, 2003.

Simplified Employee Pension Plan (“SEP”)

The Company established a SEP for all employees who have completed one year of service, pursuant to Section 408(k) of the Internal Revenue Code of 1986. The Company makes a discretionary contribution to the SEP on an annual basis.

3. EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three month periods ended September 30, 2003 and 2002. Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the MRP and Stock Option plan trusts. Diluted earnings per share for the three month periods ended September 30, 2003 and 2002, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the earnings per share calculations for the three months ended September 30, 2003 and 2002:

	Income	Shares	Earnings Per Share
For the Three Months Ended September 30, 2003:

Basic Earnings	$148,000	880,352	$0.17

Dilutive Securities:
Incentive Stock Option Plan shares		41,270

Dilutive Earnings	$148,000	921,622	$0.16

For the Three Months Ended September 30, 2002:

Basic Earnings	$293,000	887,645	$0.33

Dilutive Securities:
Incentive Stock Option Plan shares		3,581

Dilutive Earnings	$293,000	891,226	$0.33

For the three months period ended September 30, 2002, there were approximately 12,000 shares under option that were excluded from the earnings per share calculation because these shares would have been antidilutive.

4. COMPREHENSIVE INCOME

Comprehensive income is a measure of all non-owner changes in the equity of an enterprise that result from transactions and other economic events of the period. This change in unrealized gain or loss serves to increase or decrease comprehensive income. The following table represents comprehensive income for the three months ended September 30, 2003 and 2002:

	Three Months Ended September 30,
	2003	2002
Net income	$148,000	$293,000
Other comprehensive income, before taxes:
Unrealized holding gains (losses) on securities available for sale	(570,000)	229,000
Less: Reclassification adjustment for realized gains on investment securities available for sale	0	158,000

Total other comprehensive income (loss) before taxes	(422,000)	364,000
Total income tax (provision) benefit related to other comprehensive income	160,000	(199,000)

Total comprehensive income (loss)	$(262,000)	$165,000

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

	Three months ended September 30,
	2003	2002
Net Income—as reported	$148,000	$293,000
Stock-based compensation expense	(0)	(0)
Net Income—pro forma	$148,000	$293,000

Basic earnings per share—as reported	$0.17	$0.33
Basic earnings per share—pro forma	$0.17	$0.33

Diluted earnings per share—as reported	$0.16	$0.33
Diluted earnings per share—pro forma	$0.16	$0.33

6. LITIGATION

From time to time, the Company is a party to various legal proceedings incidental to its business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

7. SUBSEQUENT EVENT

On October 16, 2003, The Southern Bank Company, Inc. declared a dividend in the amount of $.0875 per share payable on December 15, 2003 to stockholders of record at the close of business on November 14, 2003.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting for derivative instruments, including certain derivatives instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.

In November 2002, The FASB issued FIN 45, Guarantor’s Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others, which elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The effects of this Interpretation did not have a material impact on the consolidated financial statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Management is currently assessing the impact of FIN 46, and does not expect this interpretation to have any impact to the consolidated financial statements. Adoption of the disclosure requirements of FIN 46 did not have a material impact on the consolidated financial statements.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Critical Accounting Policies

The accounting principles followed by the Company and the methods of applying principles conform with accounting principles generally accepted in the United States and with general practices followed by the banking industry. The critical account policy relates to the allowance for loan losses.

The allowance for loan losses is maintained at a level which management considers to be adequate to absorb losses inherent in the loan portfolio. Management’s estimation of the amount of the allowance is based on a continuing evaluation of the loan portfolio and includes such factors as economic conditions, analysis of individual loans, overall portfolio characteristics, delinquencies and balance of any impaired loans (generally considered to be nonperforming loans, excluding residential mortgages and other homogeneous loans).

Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio and adjusting the allowance when appropriate. Management’s evaluation of certain specifically identified loans includes a review of the financial condition and capacity of the borrower, the value of the collateral, current economic trends, historical losses, workout and collective arrangements, and possible concentrations of credit. The loan review process also includes a collective evaluation of credit quality within the mortgage and installment loan portfolios. In establishing the allowance, loss percentages are applied to groups of loans with similar risk characteristics. These loss percentages are determined by historical experience, portfolio mix, regulatory influence, and other economic factors. Each month this review is quantified in a report to management, which uses it to determine whether an appropriate allowance is being maintained. This report is then submitted to the Board of Directors monthly.

Changes in the allowance can result from changes in economic events or changes in the creditworthiness of the borrowers. The effect of these changes is reflected when known. Though management believes the allowance for loan losses to be adequate, ultimate losses may vary from estimations. Specific allowances for impaired loans are generally based on comparisons of the carrying values of the loans to the estimated fair value of the collateral.

Impaired loans (generally considered to be nonperforming loans, excluding residential mortgages and other homogeneous loans) are measured based on the present value of expected future cash flows discounted at each loan’s original effective interest rate. As a practical expedient, impairment is measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment of the loan, the impairment is recorded through a valuation allowance.

The Company ceases accrual of interest on a loan when payment on the loan is in excess of 90 days past due. Income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments has been reestablished, in which case the loan is returned to accrual status.

Comparison of Financial Condition at September 30 and June 30, 2003.

Total assets decreased approximately $921,000 or 0.82% from $111.7 million at June 30, 2003 to $110.8 million at September 30, 2003.

Cash and cash equivalents increased approximately $876,000 or 9.33% from $9.4 million at June 30, 2003 to $10.3 million at September 30, 2003. The increase in cash and cash equivalents was primarily attributable to principal repayments on investment securities and proceeds from the exercise of stock options during the three-month period ended September 30, 2003.

During the period ended September 30, 2003, securities available for sale decreased approximately

$675,000 or 1.26% and securities held to maturity decreased approximately $1.0 million or 13.93%. The decrease in securities available for sale and securities held to maturity was primarily attributable to maturities and principal repayments exceeding purchases. Purchases of securities available for sale and securities held to maturity are based on management’s assessment of market conditions.

During the period ended September 30, 2003, net loans increased approximately $24,000 or 0.06%.

There was no change in the allowance for loan losses for the period ended September 30, 2003. The allowance for loan losses is based on management’s evaluation of possible loan losses inherent in the Bank’s loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Accrued interest and dividends receivable on loans and securities decreased approximately $76,000 or 15.73% from $483,000 at June 30, 2003 to $407,000 at September 30, 2003. This decrease was primarily attributable to decreases in interest receivable on securities available for sale and interest receivable on mortgage loans in a falling rate environment. Prepaid expenses and other assets decreased approximately $11,000 or 2.09% from $527,000 at June 30, 2003 to $516,000 at September 30, 2003.

Total deposits decreased approximately $585,000 or 0.69% from $84.4 million at June 30, 2003 to $83.8 million at September 30, 2003. Other liabilities during the period ended September 30, 2003 decreased approximately $151,000 or 20.74%, from $728,000 to $577,000. This decrease was primarily attributable to the payment of federal and state income taxes and a decrease in the deferred tax portion of the unrealized gains on securities available for sale.

Total equity decreased approximately $185,000 or 0.98%, from $18.9 million at June 30, 2003 to $18.7 million at September 30, 2003. The decrease was primarily attributable to a decrease in accumulated other comprehensive income due to a decrease in unrealized gains on securities available for sale offset by an increase in retained earnings, the payment of common stock dividends, amortization of unearned compensation, and exercise of stock options.

Comparison of Results of Operations for the Three Months Ended September 30, 2003 and 2002.

The Company reported net income for the three months ended September 30, 2003 of $148,000 compared with net income of $293,000 for the three months ended September 30, 2002. The decrease in net income was primarily attributable to a decrease in the gain on sale of securities of approximately $158,000. No securities were sold during the three months ended September 30, 2003.

Net Interest Income.  Net interest income for the three months ended September 30, 2003 decreased approximately $30,000 or 4.10%, from $731,000 at September 30, 2002 to $701,000 at September 30, 2003. The decrease in net interest income primarily resulted from a decrease in interest on securities available for sale and held to maturity, offset in part by a decrease in interest on deposits.

Total interest income decreased approximately $254,000 or 16.64% for the three months ended September 30, 2003 as compared with the three months ended September 30, 2002. This change was primarily attributable to a decrease in yields on loans and securities.

Total interest expense for the three months ended September 30, 2003 decreased approximately $224,000 or 28.18%, from $795,000 at September 30, 2002 to $571,000 at September 30, 2003. The decrease in total interest expense was primarily attributable to a decrease in interest on deposits of $205,000 or 29.75% and a decrease in interest on borrowings of approximately $19,000 or 17.92%.

Provision for Loan Losses.  The provision for loan losses decreased approximately $4,000 or 100.00% during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. No provision for loan losses was recorded for the three months period ended September 30, 2003. (See Asset Classification, Allowance for Losses and Non-performing Assets). The allowance for loan losses is based on management’s evaluation of loan losses inherent in the Bank’s loan portfolio.

Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Non-interest Income.  Total non-interest income decreased approximately $147,000 or 77.37% for the three months period ended September 30, 2003 as compared to the three months period ended September 30, 2002. The decrease in non-interest income was primarily attributable to a decrease in the gain on sale of securities of approximately $158,000 or 100.00%.

Non-interest Expense.  Total non-interest expense increased approximately $28,000 or 5.92% for the three months period ended September 30, 2003 from $473,000 at September 30, 2002 to $501,000 at September 30, 2003. During the three months period ended September 30, 2003, salaries and employee benefits increased by approximately $25,000 or 9.62%. Professional services expense increased by approximately $16,000 or 32.00% as compared to the three months period ended September 30, 2002. The increase in other professional services expense was primarily attributable to an increase in legal fees and expenses associated with an integrated sales program.

Provision for Income Taxes.  For the three months period ended September 30, 2003, the provision for income tax expense decreased $56,000 or 37.09% as compared to the three months period ended September 30, 2002. This decrease was primarily attributable to a decrease in pretax income and an increase in the effective tax rate from approximately 34% at September 30, 2002 to approximately 39% at September 30, 2003.

Liquidity and Capital Resources.  As a holding company, the Company conducts its business through its subsidiary, the Bank. The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank’s average liquidity ratio well exceeded the required maximums at and during the three months period ended September 30, 2003. The Bank adjusts its liquidity levels in order to meet the funding needs of deposit outflows and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Bank’s primary sources of funds are deposits, payment from loans and mortgage-backed securities, and maturities of investment securities and other investments. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank invests in short-term, interest-earning assets that provide liquidity to meet lending requirements.

The Bank is required to maintain certain levels of regulatory capital. At September 30, 2003, the Bank exceeded all minimum regulatory capital requirements.

Asset Classification, Allowances for Losses and Non-performing Assets.  Federal regulations require savings institutions to classify their assets on the basis of quality periodically. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the market value of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but possess credit deficiencies or potential weaknesses. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified as a loss, an institution must either establish a specific allowance for the loss in the amount of the portion of the asset classified as such, or charge off that amount. Federal examiners may disagree with an institution’s classifications. If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications on a monthly basis. At September 30, 2003, the Bank had $48,318 of assets classified as substandard and $547,367 of assets designated as special mention. There were no assets designated as doubtful or loss at September 30, 2003.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Three Months Ended September 30,
	(Dollar Amounts in Thousands)
	2002	2001

Balance at beginning of period	$140	$133

Charge-offs	(0)	(0)

Recoveries	0	0

Provision for loan losses	0	4

Balance at end of period	$140	$137

Ratio of net charge-offs during the period to average loans outstanding during the period	0.00%	0.00%

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated.

	At September 30,
	2003	2002
	(Dollar Amounts in Thousands)
Loans accounted for on a non-accrual basis:(1)
Real estate loans:
One-to-four-family residential	$27	$99
Non-residential	—	—
Consumer, commercial and savings account loans	22	27
Other loans	—	—

Total	$49	$126

Accruing loans which are contractually past due 90 days or more:
Real Estate loans:
One-to-four-family residential	$—	$—
Non-residential	—	—
Consumer, commercial and savings account loans	—	—
Other loans	—	—

Total	$—	$—

Total of non-accrual and accruing loans 90 days past due loans	$49	$126

Percentage of total loans	0.13%	0.36%

Other non-performing assets(2)	$—	$—

Percentage of total assets	0.04%	0.11%

(1)	The Bank ceases accrual of interest on a loan when payment on the loan is delinquent in excess of 90 days. Income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments has been reestablished, in which case the loan is returned to accrual status.
(2)	Other non-performing assets may include real estate or other assets acquired by the Bank through foreclosure or repossession. Real estate owned is recorded at the lower of the recorded investment in the loan or fair value of the property, less estimated costs of disposition.

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

The economy in the Bank’s market area includes a mixture of manufacturing and agriculture. The largest employer in Etowah County is Goodyear Tire and Rubber Company, presently employing around 1,400 workers. In Talladega County, 17 miles from Etowah County, Honda Motor Company began automobile and engine production in November 2001. Approximately 900 jobs were awarded to Etowah county residents as a result of the Honda Plant, suppliers, and economic opportunities for local businesses. In July 2002, Honda Motor Company announced a second expansion to the manufacturing plant expected to begin production in spring 2004. The second expansion will double production and increase the work force of the plant from 2,400 to 4,300 jobs. Honda officials estimate that approximately 20% of the plant’s work force will be residents of Etowah County with approximately 9% coming from Marshall and Cherokee Counties. Through the current date, 18 Honda suppliers have located in Alabama, creating another 2000 jobs. Several other new projects and industries have been announced in the past year which could boost the economy in the Bank’s primary market area. According to the Alabama Department of Industrial Relations, the unemployment rates for September 2003 in Etowah, Cherokee, and Marshall Counties were 5.4%, 4.0% and 4.9%, respectively, compared to 5.5% for the state of Alabama.

Forward-Looking Statements

Management’s discussion and analysis includes certain forward-looking statements addressing, among other things, the Company’s prospects for earnings, asset growth and net interest margin. Forward-looking statements are accompanied by, and identified with, such terms as “anticipates,” “believes,” “expects,” “intends,” and similar phrases. Management’s expectations for the Company’s future involve a number of assumptions and estimates. Factors that could cause actual results to differ from the expectations expressed herein include: substantial changes in interest rates, and changes in the general economy; and changes in the Bank’s strategies for credit-risk management, interest-rate risk management and investment activities. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.

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

In addition, the Company reviewed its internal controls. There has been no change in the Company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Any control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are achieved. The design of a control system inherently has limitations, including the controls’ cost relative to their benefits. Additionally, controls can be circumvented. No post-effective control system can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is a party to various legal proceedings incidental to its business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

Item 2.  Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On October 16, 2003, The Southern Bank Company, Inc. declared a dividend in the amount of $.0875 per share payable on December 15, 2003 to stockholders of record at the close of business on November 14, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certificationpursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.1	Press Release dated November 10, 2003 announcing Results of Operations.

(b)	Reports on Form 8-K - Current Report on Form 8-K dated August 22, 2003, furnishing under Item 12 (“Results of Operations and Financial Condition”) announcement of the Company’s results of operations for the fiscal year ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SOUTHERN BANC COMPANY

Date: November 12, 2003	By:	/s/ Gates Little

Gates Little President and Chief Executive Officer (Principal Executive and Financial Officer)