Form 10QSB
period 2003-12-31
SOUTHERN BANC CO INC
filed 2004-02-12
CIK 946453

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

Commission File Number: 33-93218

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

As of December 31, 2003, there were 961,498 shares of the registrant’s Common Stock, par value $0.01 per share, issued and outstanding.

Transitional small business disclosure format (check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE SOUTHERN BANC COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar Amounts in Thousands)

	December 31, 2003	June 30, 2003
ASSETS
CASH AND CASH EQUIVALENTS	$10,675	$9,393
SECURITIES AVAILABLE FOR SALE, at fair value	52,500	53,723
SECURITIES HELD TO MATURITY, at amortized cost, fair value of $5,717 and $7,714, respectively	5,324	7,215
FEDERAL HOME LOAN BANK (FHLB) STOCK	886	886
LOANS HELD FOR SALE	0	50
LOANS RECEIVABLE, net of allowance for loan losses of $134 and $140, respectively	38,174	38,917
PREMISES AND EQUIPMENT, net	494	507
ACCRUED INTEREST AND DIVIDENDS RECEIVABLE	430	483
PREPAID EXPENSES AND OTHER ASSETS	538	527

TOTAL ASSETS	$109,021	$111,701

LIABILITIES

DEPOSITS	$81,621	$84,357
FHLB ADVANCES	8,333	7,750
OTHER LIABILITIES	378	728

TOTAL LIABILITIES	90,332	92,835
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share 500,000 shares authorized, shares issued and outstanding— none	0	0
Common stock, par value $.01 per share, 3,500,000 authorized, 1,454,750 shares issued	15	15
Additional paid-in capital	13,843	13,818
Unearned compensation	(101)	(157)
Shares held in trust, at cost, 47,128 and 65,738 shares, respectively	(635)	(852)
Retained earnings	11,196	11,082
Treasury stock, at cost, 493,252 shares	(6,182)	(6,182)
Accumulated other comprehensive income	553	1,142

TOTAL STOCKHOLDERS’ EQUITY	18,689	18,866

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$109,021	$111,701

The accompanying notes are an integral part of these condensed consolidated statements.

THE SOUTHERN BANC COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
INTEREST INCOME:
Interest and fees on loans	$563	$597	$1,148	$1,187
Interest and dividends on securities available for sale	592	720	1,145	1,434
Interest and dividends on securities held to maturity	100	178	220	376
Other interest income	11	18	25	42

Total interest income	1,266	1,513	2,538	3,039
INTEREST EXPENSE:
Interest on deposits	446	686	930	1,375
Interest on borrowings	86	103	174	209

Total interest expense	532	789	1,104	1,584

Net interest income before provision for loan losses	734	724	1,434	1,455
Provision for loan losses	0	0	0	4

Net interest income after provision for loan losses	734	724	1,434	1,451
NON-INTEREST INCOME:
Fees and other non-interest income	49	39	94	71
Gain on sale of securities	0	0	0	158

Total non-interest income	49	39	94	229

NON-INTEREST EXPENSE:
Salaries and employee benefits	340	335	625	605
Office building and equipment expenses	85	85	173	178
Other operating expense	155	136	284	246

Total non-interest expense	580	556	1,082	1,029

Income before income taxes	203	207	446	651
PROVISION FOR INCOME TAXES	79	70	174	221

Net Income	$124	$137	$272	$430

EARNINGS PER SHARE:
Basic	$0.14	$0.16	$0.31	$0.49
Diluted	$0.13	$0.16	$0.29	$0.48
DIVIDENDS DECLARED PER SHARE	$0.0875	$0.0875	$0.1750	$0.1750
AVERAGE SHARES OUTSTANDING:
Basic	892,308	866,123	886,330	876,884
Diluted	926,618	883,733	924,121	887,480

The accompanying notes are an integral part of these condensed consolidated statements.

THE SOUTHERN BANC COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

	For The Six Months Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$272	$430
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	22	31
Amortization (Accretion), net	148	65
Amortization of unearned compensation	81	71
Provision for loan losses	0	4
Net gain on sale of secondary market loans	(10)	(19)
Gain on sale of securities	0	(158)
Proceeds from sale of secondary market loans	527	1,245
Loans originated for secondary market	(467)	(1,907)
Change in assets and liabilities:
Decrease in accrued interest & dividends receivable	53	67
Increase in other assets	(11)	(212)
Increase (decrease) in other liabilities	(114)	197

Net cash provided by (used in) operating activities	501	(186)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(13,109)	(19,320)
Proceeds from maturities, principal payments, and sales of securities available for sale	13,367	17,389
Proceeds from maturities and principal payments on securities held to maturity	1,895	2,355
Proceeds from sale of FHLB stock	0	470
Net loan (originations) repayments	743	(1,395)
Capital expenditures, net	(9)	(27)

Net cash provided by (used in) investing activities	2,887	(528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	(2,736)	2,311
Decrease in advance payments by borrowers for taxes and insurance	(12)	(12)
Dividends paid	(158)	(145)
Proceeds from exercise of stock options	217	0
Purchase of treasury stock	0	(540)
Increase (decrease) in FHLB advances, net	583	(416)

Net cash provided by (used in) financing activities	(2,106)	1,198

Net increase in cash and cash equivalents	1,282	484

CASH AND CASH EQUIVALENTS, beginning of period	9,393	7,529

CASH AND CASH EQUIVALENTS, end of period	$10,675	$8,013

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$198	$230

Interest	$1,120	$1,590

The accompanying notes are an integral part of these condensed consolidated statements.

THE SOUTHERN BANC COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of December 31, 2003 and June 30, 2003, and for the three and six month periods ended December 31, 2003 and 2002, include the accounts of The Southern Banc Company, Inc. (the “Company”), and its wholly owned subsidiaries: The Southern Bank Company (the “Bank”) and First Service Corporation of Gadsden. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments (none of which are other than normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations for the three and six month periods ended December 31, 2003 and 2002. The results of operations for the current interim period are not necessarily indicative of results expected for the entire fiscal year.

While certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003. The accounting policies followed by the Company are set forth in the summary of significant accounting policies in the Company’s June 30, 2003 consolidated financial statements.

2. RETIREMENT AND SAVINGS PLANS

Employee Stock Ownership Plan (“ESOP”)

The Bank has an ESOP for eligible employees. The ESOP purchased 116,380 shares of the Company’s common stock with the proceeds of a $1,163,800 note payable from the Bank and secured by the Common Stock owned by the ESOP. Unearned compensation for the ESOP was charged to stockholders’ equity and is reduced ratably in connection with principal payments under the terms of the plan. Unearned compensation is reduced when compensation expense is recognized based on employee services rendered in relation to shares which are committed to be released. The ESOP had 87,025 shares allocated and 20,312 shares unallocated at December 31, 2003 and 87,493 shares allocated and 20,312 shares unallocated at June 30, 2003. Expenses related to the ESOP were approximately $65,000 for the six month periods ended December 31, 2003 and 2002. Unearned compensation related to the ESOP was approximately $101,000 and $157,000 at December 31, 2003 and June 30, 2003, respectively, and is shown as a reduction of stockholders’ equity in the accompanying consolidated statement’s of financial condition.

Management Recognition Plan (“MRP”)

The Bank’s MRP provides for awards of common stock to directors and officers of the Bank. A trust was formed for the purpose of purchasing shares of stock in the open market for future awards of stock under the MRP. The aggregate fair market value of the shares purchased by the MRP is considered unearned compensation at the time of purchase and compensation is earned ratably over the stipulated vesting period. Unearned compensation related to the MRP is shown as a reduction to shareholders’ equity in the accompanying consolidated statements of condition. As of December 31, 2003, all awarded shares related to the MRP had been allocated to directors and officers of the Bank. The MRP held 14,430 unallocated shares at December 31, 2003 and June 30, 2003.

Stock Option and Incentive Plan (“Option Plan”)

The Company has a stockholder approved Option Plan. The Option Plan provides for the grant of incentive stock options (ISO’s) to employees and non-incentive stock options (non-ISO’s) to non-employee directors. The exercise price is based on the market price of the common stock on the date of grant. A trust was formed for the purpose of purchasing shares of stock in the open market for issuance upon future exercises of stock options under the Option Plan. The Option Plan held 32,698 shares at December 31, 2003 and 51,308 shares at June 30, 2003.

Simplified Employee Pension Plan (“SEP”)

The Company established a SEP for all employees who have completed one year of service, pursuant to Section 408(k) of the Internal Revenue Code of 1986. The Company makes a discretionary contribution to the SEP on an annual basis.

3. EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six month periods ended December 31, 2003 and 2002. Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the MRP and Stock Option plan trusts. Diluted earnings per share for the three and six month periods ended December 31, 2003 and 2002, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the MRP and the Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the earnings per share calculations for the three and six month periods ended December 31, 2003 and 2002:

For the Three Months Ended December 31, 2003:	Income	Shares	Earnings Per Share
Basic Earnings	$124,000	892,308	$0.14

Dilutive Securities:
Incentive Stock Option Plan shares		34,310

Dilutive Earnings	$124,000	926,618	$0.13

For the Three Months Ended December 31, 2002:
Basic Earnings	$137,000	866,123	$0.16

Dilutive Securities:
Incentive Stock Option Plan shares		17,610

Dilutive Earnings	$137,000	883,733	$0.16

For the Six Months Ended December 31, 2003:	Income	Shares	Earnings Per Share
Basic Earnings	$272,000	886,330	$0.31

Dilutive Securities:
Incentive Stock Option Plan shares		37,791

Dilutive Earnings	$272,000	924,121	$0.29

For the Six Months Ended December 31, 2002:
Basic Earnings	$430,000	876,884	$0.49

Dilutive Securities:
Incentive Stock Option Plan shares		10,596

Dilutive Earnings	$430,000	887,480	$0.48

For the three and six month periods ended December 31, 2002, there were approximately 12,000 shares under option that were excluded from the earnings per share calculation because these shares would have been antidilutive.

4. COMPREHENSIVE INCOME

Comprehensive income is a measure of all non-owner changes in equity of an enterprise that result from transactions and other economic events of the period. This change in unrealized gain or loss serves to increase or decrease comprehensive income. The following table represents comprehensive income for the six month periods ended December 31, 2003 and 2002:

	Six Months Ended December 31,
	2003	2002
Net income	$272,000	$430,000
Other comprehensive income, before taxes:
Unrealized holding gains (losses) on securities available for sale	(864,000)	902,000
Less: Reclassification adjustment for realized gains on investment securities available for sale	0	158,000

Total other comprehensive income (loss) before taxes	(592,000)	1,174,000
Total income tax benefit related to other comprehensive income	275,000	252,000

Total comprehensive income (loss)	$(317,000)	$922,000

5. STOCK-BASED COMPENSATION

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, the Company has elected to continue to record compensation cost under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly does not recognize compensation cost due to the fact that all options granted were priced at the fair market value of the underlying stock on the date of grant. Had compensation cost been determined, consistent with SFAS No. 123, the Company’s net income would have reflected the following pro forma amounts:

	Six months ended December 31,
	2003	2002
Net Income– as reported	$272,000	$430,000
Stock-based compensation expense	(0)	(700)
Net Income– pro forma	$272,000	$429,300
Basic earnings per share– as reported	$0.31	$0.49
Basic earnings per share– pro forma	$0.31	$0.49
Diluted earnings per share– as reported	$0.29	$0.48
Diluted earnings per share– pro forma	$0.29	$0.48

6. LITIGATION

From time to time, the Company is a party to various legal proceedings incidental to its business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

7. SUBSEQUENT EVENT

On January 8, 2004, The Southern Banc Company, Inc. announced that its application to voluntarily delist its common shares from trading on the American Stock Exchange had been approved by the Securities and Exchange Commission (“SEC”), effective at the opening of business on January 8, 2004.

In approving this action, the Company’s Board of Directors determined that it was in the best interests of the Company and its stockholders to delist. The Board considered several factors, including the following: (a) the limited number of stockholders of record, (b) the costs associated with maintaining the Company’s status as a listed company, (c) the limited volume of trading of the shares, and (d) no analysts currently covering the Company and its shares.

The Board of Directors determined that the costs of remaining a listed company outweighed the benefits. Due to the Company’s small number of stockholders and limited trading volume, the Company did not enjoy many of the traditional benefits of being an exchange-listed company. The cost reductions associated with delisting are expected to make the Company more profitable and bring more long-term value to its stockholders.

Since delisting, the Company’s common stock trades in the over-the-counter market on the OTC Bulletin Board® (OTCBB) under the symbol “SRNN.” Sterne, Agee & Leach, Inc. has agreed to use its best efforts to make a market in the common stock, as long as the volume of trading and certain other market making considerations justify such activity.

The Board of Directors is considering terminating the Company’s reports to the SEC. The Company will continue to voluntarily submit annual, quarterly and other periodic reports under the Securities Exchange Act of 1934 until a determination regarding termination of the Company’s reports is made.

On January 15, 2004, The Southern Bank Company, Inc. declared a dividend in the amount of $.0875 per share payable on March 15, 2004 to stockholders of record at the close of business on February 20, 2004.

8. RECENT ACCOUNTING PRONOUNCEMENTS

On December 24, 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Interpretation replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which was issued on January 17, 2003. FIN 46R provides consolidation guidance for situations in which voting equity interests do not adequately reflect the controlling interests in an entity. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to operate without additional subordinated financial support from other parties. Management is currently assessing the impact of FIN 46R, and does not expect this interpretation to have any impact to the consolidated financial statements upon adoption on December 31, 2004.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Critical Accounting Policies

The accounting principles followed by the Company and the methods of applying principles conform with accounting principles generally accepted in the United States and with general practices followed by the banking industry. The critical accounting policy relates to the allowance for loan losses.

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

Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio and adjusting the allowance when appropriate. Management’s evaluation of certain specifically identified loans includes a review of the financial condition and capacity of the borrower, the value of the collateral, current economic trends, historical losses, workout and collective arrangements, and possible concentrations of credit. The loan review process also includes a collective evaluation of credit quality within the mortgage and installment loan portfolios. In establishing the allowance, loss percentages are applied to groups of loans with similar risk characteristics. These loss percentages are determined by historical experience, portfolio mix, regulatory influence, and other economic factors. Each month this review is quantified in a report to management, which uses it to determine whether an appropriate allowance is being maintained. This report is then submitted to the Board of Directors of the Bank monthly.

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

Comparison of Financial Condition at December 31 and June 30, 2003.

Total assets decreased approximately $2.7 million, or 2.40%, from $111.7 million at June 30, 2003 to $109.0 million at December 31, 2003. During the period ended December 31, 2003, net loans decreased approximately $743,000 or 1.91%. The decrease in net loans was primarily attributable to loan repayments.

During the period ended December 31, 2003, securities available for sale decreased approximately $1.2 million, or 2.28%, and securities held to maturity decreased approximately $1.9 million or 26.21%. The net decrease of approximately $3.1 million in investment securities was primarily attributable to normal maturity of securities held to maturity and maturities and principal repayments of available for sale securities exceeding purchases.

Cash and cash equivalents increased approximately $1.3 million, or 13.65%, from $9.4 million to $10.7 million at December 31, 2003. The change in cash and cash equivalents was primarily attributable to the maturity and repayment of investment securities and the rapid repayment of loans.

The allowance for loan losses decreased approximately $6,000 during the six month period ended December 31, 2003. The allowance for loan losses is based on management’s evaluation of loan losses inherent in the Bank’s loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Accrued interest and dividends receivable decreased approximately $53,000, or 10.97%, from $483,000 at June 30, 2003 to $430,000 at December 31, 2003. Prepaid expenses and other assets increased approximately $11,000, or 2.09%, from $527,000 at June 30, 2003 to $538,000 at December 31, 2003.

Total deposits decreased approximately $2.7 million, or 3.24%, from $84.4 million at June 30, 2003 to $81.6 million at December 31, 2003. During the period ended December 31, 2003, FHLB advances increased approximately $583,000, or 7.52%. The Company uses FHLB Advances from time to time to purchase investment securities or fund lending activities. During the period ended December 31, 2003, other liabilities decreased approximately $350,000, or 48.08%, from $728,000 at June 30, 2003 to $378,000 at December 31, 2003. The decrease in other liabilities was primarily attributable to a decrease in the deferred tax liability associated with the decreased unrealized gain on securities available for sale.

Total equity decreased approximately $178,000, or 0.94%, from $18.9 million at June 30, 2003 to $18.7 million at December 31, 2003. This change was primarily attributable to an increase in retained earnings, offset by amortization of unearned compensation, the payment of common stock dividends, and a decrease in accumulated other comprehensive income due to a decrease in unrealized gains on securities available for sale.

Comparison of Results of Operations for the Three and Six Months Ended December 31, 2003 and 2002.

The Company reported net income for the three and six month periods ended December 31, 2003 of $124,000 and $272,000, respectively. Net income for the three month period decreased approximately $13,000, or 9.49%, from $137,000 at December 31, 2002 to $124,000 at December 31, 2003. For the six month period, net income decreased approximately $158,000, or 36.74%, from $430,000 at December 31, 2002 to $272,000 at December 31, 2003. The decrease in net income for the six month period was primarily attributable to a decrease in net interest income after provision for loan losses of approximately $17,000 and a decrease in the gain on the sale of securities available for sale of approximately $158,000.

Net Interest Income. Net interest income for the three month period ended December 31, 2003 increased approximately $10,000, or 1.38%, as compared to the three month period ended December 31, 2002. For the six month period ended December 31, 2003, net interest income decreased approximately $21,000 or 1.44%, as compared to the six month period ended December 31, 2002. The change in net interest income for the three and six month periods was primarily attributable to a decrease in interest income, primarily interest and dividends on securities, and a decrease in interest on deposits during a period of decreasing interest rates. Total interest income decreased approximately $247,000, or 16.33%, and $501,000, or 16.49%, for the three and six month periods ended December 31, 2003, respectively, as compared to the same period in 2002.

Provision for Loan Losses. For the six month period ended December 31, 2003, the provision for loan losses decreased approximately $4,000, or 100.00%, as compared to the six month period ended December 31, 2002. No provision for loan losses was recorded for the three and six month periods ended December 31, 2003. The allowance for loan losses is based on management’s evaluation of loan losses inherent in the Bank’s loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Non-interest Income. Non-interest income increased approximately $10,000, or 25.64%, from $39,000 to $49,000 for the three month period ended December 31, 2003, as compared to the three month period ended December 31, 2002. For the six month period ended December 31, 2003, non-interest income decreased approximately $135,000, or 58.95%, from $229,000 to $94,000. The decrease in non-interest income for the six month period ended December 31, 2003 was primarily attributable to a decrease in the gain on sale of securities available for sale of approximately $158,000.

Non-interest Expense. Non-interest expense increased approximately $24,000, or 4.32%, from $556,000 to $580,000 for the three month periods ended December 31, 2003 and 2002, respectively. For the six month period ended December 31, 2003, non-interest expense increased approximately $53,000, or 5.15%, from $1.0 million to $1.1 million for the six month periods ended December 31, 2003 and 2002, respectively. Salaries and employee benefits increased approximately $5,000, or 1.49%, for the three month period ended December 31, 2003, as compared with the three month period ended December 31, 2002. For the six month period ended December 31, 2003, salaries and benefits increased approximately $20,000, or 3.31%, as compared with the six month period ended December 31, 2002. The increases in salaries and employee benefits for the three and six month periods ended December 31, 2003 were primarily attributable to salary adjustments and other increases in benefit expenses. Other operating expenses increased by $19,000, or 13.97%, and $38,000, or 15.45%, for the three and six month periods ended December 31, 2003 and 2002, respectively. The increases in other operating expenses were primarily attributable to an increase in professional fees relating to the implementation of an integrated sales program.

Provision for Income Taxes. Income tax expense was $79,000 for the three month period ended December 31, 2003 compared to $70,000 for the three month period ended December 31, 2002. For the six month period ended December 31, 2003, income tax expense was $174,000, as compared to $221,000 for the six month period ended December 31, 2002, resulting in an effective tax rate of approximately 39% and 34% for 2003 and 2002, respectively.

Liquidity and Capital Resources. As a holding company, the Company conducts its business through its subsidiary, the Bank. The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank’s average liquidity ratio well exceeded the required maximums at and during the three and six month periods ended December 31, 2003. The Bank adjusts its liquidity levels in order to meet the funding needs of deposit outflows and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

The Bank is required to maintain certain levels of regulatory capital. At December 31, 2003, the Bank exceeded all minimum regulatory capital requirements.

Asset Classification, Allowances for Losses and Non-performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality periodically. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the market value of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but possess credit deficiencies or potential weaknesses. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified as a loss, an institution must either establish a specific allowance for the loss in the amount of the portion of the asset classified as such, or charge off that amount. Federal examiners may disagree with an institution’s classifications. If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors of the Bank reviews and approves all classifications on a monthly basis. At December 31, 2003, the Bank had $69,144 of assets classified as substandard and $236,321 of assets designated as special mention. There were no assets designated as doubtful or loss at December 31, 2003.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Six Months Ended December 31,
	(Dollar Amounts in Thousands)
	2003	2002
Balance at beginning of period	$140	$133
Charge-offs	(6)	(5)
Recoveries	0	0
Provision for loan losses	0	4

Balance at end of period	$134	$132

Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.01%

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated.

	At December 31,
	2003	2002
	(Dollar Amounts in Thousands)
Loans accounted for on a non-accrual basis:(1)
Real estate loans:
One-to-four-family residential	$54	$69
Non-residential	—	—
Consumer, commercial and savings account loans	25	4
Other loans	—	—

Total	$79	$73

Accruing loans which are contractually past due 90 days or more:
Real Estate loans:
One-to-four-family residential	$—	$—
Non-residential	—	—
Consumer, commercial and savings account loans	—	—
Other loans	—	—

Total	$—	$—

Total of non-accrual and accruing loans 90 days past due loans	$79	$73

Percentage of total loans	0.21%	0.20%

Other non-performing assets(2)	$—	$—

Percentage of total assets	0.07%	0.06%

(1)	The Bank ceases accrual of interest on a loan when payment on the loan is delinquent in excess of 90 days. Income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments has been reestablished, in which case the loan is returned to accrual status.

(2)	Other non-performing assets may include real estate or other assets acquired by the Bank through foreclosure or repossession. Real estate owned is recorded at the lower of the recorded investment in the loan or fair value of the property, less estimated costs of disposition.

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

The economy in the Bank’s market area includes a mixture of manufacturing and agriculture. The largest employer in Etowah County is Goodyear Tire and Rubber Company, presently employing around 1,400 workers. In Talladega County, 17 miles from Etowah County, Honda Motor Company began automobile and engine production in November 2001. Approximately 900 jobs were awarded to Etowah county residents as a result of the Honda Plant, suppliers, and economic opportunities for local businesses. In July 2002, Honda Motor Company announced a second expansion to the manufacturing plant expected to begin production in spring 2004. The second expansion will double production and increase the work force of the plant from 2,400 to 4,300 jobs. Honda officials estimate that approximately 20% of the plant’s work force will be residents of Etowah County with approximately 9% coming from Marshall and Cherokee Counties. Through the current date, 18 Honda suppliers have located in Alabama, creating another 2000 jobs. Several other new projects and industries have been announced in the past year which could boost the economy in the Bank’s primary market area. According to the Alabama Department of Industrial Relations, the unemployment rates for November 2003 in Etowah, Cherokee, and Marshall Counties were 5.8%, 4.4% and 5.0%, respectively, compared to 5.8% for the state of Alabama.

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

On November 12, 2003, the Company held its Annual Meeting of Stockholders for the purpose of the election of directors and ratification of the appointment of the independent public accountants for the fiscal year ending June 30, 2004. All matters were approved. The results of the voting at the Annual Meeting were as follows:

Proposal I - Election of Directors

NOMINEE	TERM EXPIRES	VOTES FOR	VOTES WITHHELD
James B. Little, Jr.	2006	850,737	18,141
Craig G. Cantrell	2006	851,137	17,741

Proposal II - Ratification of appointment of KPMG LLP as Independent Public Accountants

VOTES FOR	VOTES AGAINST	VOTE ABSTAINED
866,263	730	1,885

There were no broker non-votes.

Item 5.	Other Information

On January 8, 2004, The Southern Banc Company, Inc. announced that its application to voluntarily delist its common shares from trading on the American Stock Exchange had been approved by the Securities and Exchange Commission (“SEC”), effective at the opening of business on January 8, 2004.

In approving this action, the Company’s Board of Directors determined that it was in the best interests of the Company and its stockholders to delist. The Board considered several factors, including the following: (a) the limited number of stockholders of record, (b) the costs associated with maintaining the Company’s status as a listed company, (c) the limited volume of trading of the shares, and (d) no analysts currently covering the Company and its shares.

The Board of Directors determined that the costs of remaining a listed company outweighed the benefits. Due to the Company’s small number of stockholders and limited trading volume, the Company did not enjoy many of the traditional benefits of being an exchange-listed company. The cost reductions associated with delisting are expected to make the Company more profitable and bring more long-term value to its stockholders.

Since delisting, the Company’s common stock trades in the over-the-counter market on the OTC Bulletin Board® (OTCBB) under the symbol “SRNN.” Sterne, Agee & Leach, Inc. has agreed to use its best efforts to make a market in the common stock, as long as the volume of trading and certain other market making considerations justify such activity.

The Board of Directors is considering terminating the Company’s reports to the SEC. The Company will continue to voluntarily submit annual, quarterly and other periodic reports under the Securities Exchange Act of 1934 until a determination regarding termination of the Company’s reports is made.

On January 15, 2004, The Southern Bank Company, Inc. announced the declaration of a cash dividend of $.0875 per share payable on March 15, 2004 to stockholders of record on February 20, 2004.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.1	Press Release dated February 12, 2004 announcing second quarter earnings.

(b)	Reports on Form 8-K - Current Report on Form 8-K dated December 9, 2003, furnishing under Item 5 (“Other Events”) announcement of the Company’s filing of an application to voluntarily delist its common shares from trading on the American Stock Exchange and related Press Release dated December 12, 2003 attached as Exhibit 99.1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SOUTHERN BANC COMPANY

Date: February 12, 2004	By:	/s/ Gates Little

Gates Little President and Chief Executive Officer (Principal Executive and Financial Officer)