Form 10QSB
period 2004-03-31
SOUTHERN BANC CO INC
filed 2004-05-17
CIK 946453

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission File Number: 33-93218

The Southern Banc Company, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	63-1146351
(State of incorporation)	(I.R.S. Employer Identification No.)

221 S. 6th Street, Gadsden, Alabama	35901-4102
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (256) 543-3860

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days:    Yes  ☒    No  ☐

As of March 31, 2004, there were 933,698 shares of the registrant’s Common Stock, par value $0.01 per share, issued and outstanding.

Transitional small business disclosure format (check one):    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE SOUTHERN BANC COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar Amounts in Thousands)

	March 31, 2004	June 30, 2003
ASSETS

CASH AND CASH EQUIVALENTS	$8,443	$9,393

SECURITIES AVAILABLE FOR SALE, at fair value	54,061	53,723
SECURITIES HELD TO MATURITY, at amortized cost, fair value of $5,137 and $7,714, respectively	4,789	7,215
FEDERAL HOME LOAN BANK (FHLB) STOCK	792	886
LOANS HELD FOR SALE	0	50
LOANS RECEIVABLE, net of allowance for loan losses of $144 and $140, respectively	37,715	38,917
PREMISES AND EQUIPMENT, net	491	507
ACCRUED INTEREST AND DIVIDENDS RECEIVABLE	386	483
PREPAID EXPENSES AND OTHER ASSETS	536	527

TOTAL ASSETS	$107,213	$111,701

LIABILITIES

DEPOSITS	$80,685	$84,357
FHLB ADVANCES	7,333	7,750
OTHER LIABILITIES	593	728

TOTAL LIABILITIES	88,611	92,835

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share 500,000 shares authorized, shares issued and outstanding—none	0	0
Common stock, par value $.01 per share, 3,500,000 authorized, 1,454,750 shares issued	15	15
Additional paid-in capital	13,851	13,818
Unearned compensation	(74)	(157)
Shares held in trust, at cost, 45,417 and 65,738 shares, respectively	(615)	(852)
Retained earnings	11,301	11,082
Treasury stock, at cost, 521,052 and 493,252 shares, respectively	(6,634)	(6,182)
Accumulated other comprehensive income	758	1,142

TOTAL STOCKHOLDERS’ EQUITY	18,602	18,866

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$107,213	$111,701

The accompanying notes are an integral part of these condensed consolidated statements.

THE SOUTHERN BANC COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
INTEREST INCOME:

Interest and fees on loans	$542	$585	$1,689	$1,772
Interest and dividends on securities available for sale	593	711	1,738	2,141
Interest and dividends on securities held to maturity	91	153	311	529
Other interest income	11	18	36	64

Total interest income	1,237	1,467	3,774	4,506

INTEREST EXPENSE:
Interest on deposits	422	605	1,352	1,980
Interest on borrowings	89	98	262	307

Total interest expense	511	703	1,614	2,287

Net interest income before provision for loan losses	726	764	2,160	2,219
Provision for loan losses	12	0	12	4

Net interest income after provision for loan losses	714	764	2,148	2,215

NON-INTEREST INCOME:
Fees and other non-interest income	50	37	144	108
Gain on sale of securities	62	158	62	316

Total non-interest income	112	195	206	424

NON-INTEREST EXPENSE:
Salaries and employee benefits	295	282	920	887
Office building and equipment expenses	102	91	275	269
Other operating expense	127	124	411	370

Total non-interest expense	524	497	1,606	1,526

Income before income taxes	302	462	748	1,113

PROVISION FOR INCOME TAXES	118	157	292	378

Net Income	$184	$305	$456	$735

EARNINGS PER SHARE:
Basic	$0.21	$0.35	$0.51	$0.84
Diluted	$0.20	$0.34	$0.49	$0.83

DIVIDENDS DECLARED PER SHARE	$0.0875	$0.0875	$0.2625	$0.2625

AVERAGE SHARES OUTSTANDING:
Basic	886,275	875,448	886,312	876,409
Diluted	917,533	895,705	921,929	890,225

The accompanying notes are an integral part of these condensed consolidated statements.

THE SOUTHERN BANC COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

	For The Nine Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$456	$735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34	42
Amortization, net	186	106
Amortization of unearned compensation	116	109
Provision for loan losses	12	4
Net gain on sale of secondary market loans	(14)	(30)
Gain on sale of securities	(62)	(316)
Proceeds from sale of secondary market loans	811	2,368
Loans originated for secondary market	(747)	(2,721)
Change in assets and liabilities:
Decrease in accrued interest & dividends receivable	97	118
Increase (decrease) in other assets	(9)	4
Increase (decrease) in other liabilities	14	(16)

Net cash provided by operating activities	894	403

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(20,653)	(29,007)
Proceeds from maturities, principal payments, and sales of securities available for sale	19,651	26,501
Proceeds from maturities and principal payments on securities held to maturity	2,434	3,537
Proceeds from sale of FHLB stock	94	470
Net loan repayments (originations)	1,190	(2,351)
Capital expenditures, net	(18)	(26)

Net cash provided by (used in) investing activities	2,698	(876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	(3,672)	3,225
Decrease in advance payments by borrowers for taxes and insurance	(1)	0
Dividends paid	(237)	(223)
Proceeds from exercise of stock options	237	0
Purchase of treasury stock	(452)	(540)
Decrease in FHLB advances, net	(417)	(1,416)

Net cash (used in) provided by financing activities	(4,542)	1,046

Net (decrease) increase in cash and cash equivalents	(950)	573

CASH AND CASH EQUIVALENTS, beginning of period	9,393	7,529

CASH AND CASH EQUIVALENTS, end of period	$8,443	$8,102

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$248	$325

Interest	$1,614	$2,295

The accompanying notes are an integral part of these condensed consolidated statements.

THE SOUTHERN BANC COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2004 and June 30, 2003, and for the three and nine month periods ended March 31, 2004 and 2003, include the accounts of The Southern Banc Company, Inc. (the “Company”), and its wholly owned subsidiaries: The Southern Bank Company (the “Bank”) and First Service Corporation of Gadsden. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments (none of which are other than normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations for the three and nine month periods ended March 31, 2004 and 2003. The results of operations for the current interim period are not necessarily indicative of results expected for the entire fiscal year.

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

2. RETIREMENT AND SAVINGS PLANS

Employee Stock Ownership Plan (“ESOP”)

The Bank has an ESOP for eligible employees. The ESOP purchased 116,380 shares of the Company’s common stock with the proceeds of a $1,163,800 note payable from the Bank and secured by the Common Stock owned by the ESOP. Unearned compensation for the ESOP was charged to stockholders’ equity and is reduced ratably in connection with principal payments under the terms of the plan. Unearned compensation is reduced when compensation expense is recognized based on employee services rendered in relation to shares which are committed to be released. The compensation expenses recognized related to the ESOP were approximately $28,000 and $31,000 for the three month period and $93,000 and $96,000 for the nine month period ended March 31, 2004 and 2003, respectively. Unearned compensation related to the ESOP was approximately $74,000 and $157,000 at March 31, 2004 and June 30, 2003, respectively, and is shown as a reduction of stockholders’ equity in the accompanying consolidated statements of financial condition. The ESOP had 95,852 shares allocated and 11,485 shares unallocated at March 31, 2004 and 87,493 shares allocated and 20,312 shares unallocated at June 30, 2003.

Management Recognition Plan (“MRP”)

The Bank’s MRP provides for awards of common stock to directors and officers of the Bank. A trust was formed for the purpose of purchasing shares of stock in the open market for future awards of stock under the MRP. The aggregate fair market value of the shares purchased by the MRP is considered unearned compensation at the time of purchase and compensation is earned ratably over the stipulated vesting period. Unearned compensation related to the MRP is shown as a reduction to shareholders’ equity in the accompanying consolidated statements of condition. As of March 31, 2004, all awarded shares related to the MRP had been allocated to directors and officers of the Bank. The MRP held 14,430 unallocated shares at March 31, 2004 and June 30, 2003.

Stock Option and Incentive Plan (“Option Plan”)

The Company has a stockholder approved Option Plan. The Option Plan provides for the grant of incentive stock options (ISO’s) to employees and non-incentive stock options (non-ISO’s) to non-employee directors. The exercise price is based on the market price of the common stock on the date of grant. A trust was formed for the purpose of purchasing shares of stock in the open market for issuance upon future exercises of stock options under the Option Plan. The Option Plan trust held 30,987 shares at March 31, 2004 and 51,308 shares at June 30, 2003. The Company awarded 139,630 options pursuant to the Option Plan. Under the Option Plan, 29,464 options have been exercised and 18,051 options have been forfeited as of March 31, 2004.

Simplified Employee Pension Plan (“SEP”)

The Company established a SEP for all employees who have completed one year of service, pursuant to Section 408(k) of the Internal Revenue Code of 1986. The Company makes a discretionary contribution to the SEP on an annual basis.

3. EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine month periods ended March 31, 2004 and 2003. Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the MRP and Stock Option plan trusts. Diluted earnings per share for the three and nine month periods ended March 31, 2004 and 2003, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the MRP and the Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the earnings per share calculations for the three and nine month periods ended March 31, 2004 and 2003:

	Income	Shares	Earnings Per Share
For the Three Months Ended March 31, 2004:

Basic Earnings	$184,000	886,275	$0.21

Dilutive Securities:
Incentive Stock Option Plan shares		31,258

Dilutive Earnings	$184,000	917,533	$0.20

For the Three Months Ended March 31, 2003:

Basic Earnings	$305,000	875,448	$0.35

Dilutive Securities:
Incentive Stock Option Plan shares		20,257

Dilutive Earnings	$305,000	895,705	$0.34

	Income	Shares	Earnings Per Share
For the Nine Months Ended March 31, 2004:

Basic Earnings	$456,000	886,312	$0.51

Dilutive Securities:
Incentive Stock Option Plan shares		35,617

Dilutive Earnings	$456,000	921,929	$0.49

For the Nine Months Ended March 31, 2003:

Basic Earnings	$735,000	876,409	$0.84

Dilutive Securities:
Incentive Stock Option Plan shares		13,816

Dilutive Earnings	$735,000	890,225	$0.83

For the three and nine month periods ended March 31, 2003, there were approximately 12,000 shares under option that were excluded from the earnings per share calculation because these shares would have been anti-dilutive.

4. COMPREHENSIVE INCOME

Comprehensive income is a measure of all non-owner changes in equity of an enterprise that result from transactions and other economic events of the period. This change in unrealized gain or loss serves to increase or decrease comprehensive income. The following table represents comprehensive income for the nine month periods ended March 31, 2004 and 2003:

	Nine Months Ended March 31,
	2004	2003
Net income	$456,000	$735,000

Other comprehensive income (loss), before taxes:
Unrealized holding gains (losses) on securities available for sale	(466,000)	674,000
Less: Reclassification adjustment for realized gains on investment securities available for sale	62,000	316,000

Total other comprehensive income (loss) before taxes	(404,000)	358,000
Total income tax (provision) benefit related to other comprehensive income	144,000	(121,000)

Total other comprehensive income (loss)	(260,000)	237,000

Total comprehensive income (loss)	$196,000	$972,000

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

	Nine months ended March 31,
	2004	2003
Net Income- as reported	$456,000	$735,000
Stock-based compensation expense	(0)	(1,000)
Net Income- pro forma	$456,000	$734,000

Basic earnings per share- as reported	$0.51	$0.84
Basic earnings per share- pro forma	$0.51	$0.84

Diluted earnings per share- as reported	$0.49	$0.83
Diluted earnings per share- pro forma	$0.49	$0.83

6. LITIGATION

From time to time, the Company is a party to various legal proceedings incidental to its business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

7. SUBSEQUENT EVENT

On April 15, 2004, The Southern Bank Company, Inc. announced the declaration of a cash dividend of $.0875 per share payable on June 14, 2004 to stockholders of record on May 14, 2004.

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

In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 105, Application of Accounting Principles to Loan Commitments, which summarizes the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SAB requires that the fair value measurement of a loan commitment that is accounted for as a derivative includes only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. This SAB is effective for loan commitments entered into after March 31, 2004. The Company does not expect this Bulletin to have a material impact on the consolidated financial statements.

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

Comparison of Financial Condition at March 31, 2004 and June 30, 2003.

Total assets decreased approximately $4.5 million, or 4.02%, from $111.7 million at June 30, 2003 to $107.2 million at March 31, 2004. During the period ended March 31, 2004, net loans decreased approximately $1.2 million, or 3.09%. The decrease in net loans was primarily attributable to loan repayments.

During the period ended March 31, 2004, securities available for sale increased approximately $338,000, or 0.63%, and securities held to maturity decreased approximately $2.4 million, or 33.62%. The net decrease of approximately $2.1 million in investment securities was primarily attributable to normal maturities of securities held to maturity and maturities and principal repayments of available for sale securities exceeding purchases.

Cash and cash equivalents decreased approximately $950,000, or 10.11%, from $9.4 million at June 30, 2003 to $8.4 million at March 31, 2004. The change in cash and cash equivalents was primarily attributable to decreases in deposit accounts offset by maturities and repayments of investment securities and the repayment of loans.

The allowance for loan losses increased approximately $4,000 during the nine month period ended March 31, 2004. The allowance for loan losses is based on management’s evaluation of loan losses inherent in the Bank’s loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Accrued interest and dividends receivable decreased approximately $97,000, or 20.08%, from $483,000 at June 30, 2003 to $386,000 at March 31, 2004 as a result of a decline in market rates and volume of underlying assets. Prepaid expenses and other assets increased approximately $9,000, or 1.71%, from $527,000 at June 30, 2003 to $536,000 at March 31, 2004.

Total deposits decreased approximately $3.7 million, or 4.35%, from $84.4 million at June 30, 2003 to $80.7 million at March 31, 2004. This decrease was primarily attributable to the competitive interest rate market. During the period ended March 31, 2004, Federal Home Loan Bank (“FHLB”) advances decreased approximately $417,000, or 5.38%. The Company uses FHLB advances from time to time to purchase investment securities or fund lending activities. During the period ended March 31, 2004, other liabilities decreased approximately $135,000, or 18.54%, from $728,000 at June 30, 2003 to $593,000 at March 31, 2004. The decrease in other liabilities was primarily attributable to a decrease in the deferred tax liability associated with the decreased unrealized gain on securities available for sale.

Total equity decreased approximately $264,000, or 1.40%, from $18.9 million at June 30, 2003 to $18.6 million at March 31, 2004. This change was primarily attributable to an increase in retained earnings, amortization of unearned compensation and stock option exercises, offset by the payment of common stock dividends, and a decrease in accumulated other comprehensive income due to a decrease in unrealized gains on securities available for sale.

Comparison of Results of Operations for the Three and Nine Months Ended March 31, 2004 and 2003.

The Company reported net income for the three and nine month periods ended March 31, 2004 of $184,000 and $456,000, respectively. Net income for the three month period decreased approximately $121,000, or 39.67%, from $305,000 at March 31, 2003 to $184,000 at March 31, 2004. For the nine month period, net income decreased approximately $279,000, or 37.96%, from $735,000 at March 31, 2003 to $456,000 at March 31, 2004. The decrease in net income for the nine month period was primarily attributable to a decrease in net interest income after provision for loan losses of approximately $67,000 and a decrease in the gain on the sale of securities available for sale of approximately $254,000.

Net Interest Income. Net interest income for the three month period ended March 31, 2004 decreased approximately $38,000, or 4.97%, as compared to the three month period ended March 31, 2003. For the nine month period ended March 31, 2004, net interest income decreased approximately $59,000, or 2.66%, as compared to the nine month period ended March 31, 2003. The change in net interest income for the three and nine month periods was primarily attributable to a decrease in interest income, primarily interest and dividends on securities, net of a decrease in interest on deposits during a period of decreasing interest rates. Total interest income decreased approximately $230,000, or 15.68%, and $732,000, or 16.25%, for the three and nine month periods ended March 31, 2004, respectively, as compared to the same period in 2003.

Provision for Loan Losses. For the nine month period ended March 31, 2004, the provision for loan losses increased approximately $8,000, or 200.00%, as compared to the nine month period ended March 31, 2003. For the three month period ended March 31, 2004, the provision for loan losses increased approximately $12,000. No provision for loan losses was recorded for the three month period ended March 31, 2003. The allowance for loan losses is based on management’s evaluation of loan losses inherent in the Bank’s loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Non-interest Income. Non-interest income decreased approximately $83,000, or 42.56%, from $195,000 for the three month period ended March 31, 2003 to $112,000 for the three month period ended March 31, 2004. For the nine month period ended March 31, 2004, non-interest income decreased approximately $218,000, or 51.42%, from $424,000 for the nine month period ended March 31, 2003 to $206,000. The decrease in non-interest income for the nine month period ended March 31, 2004 was primarily attributable to a decrease in the gain on sale of securities available for sale of approximately $254,000.

Non-interest Expense. Non-interest expense increased approximately $27,000, or 5.43%, from $497,000 for the three month period ended March 31, 2003 to $524,000 for the three month period ended March 31, 2004. For the nine month period ended March 31, 2004, non-interest expense increased approximately $80,000, or 5.24%, from $1.5 million for the nine month period ended March 31, 2003 to $1.6 million for the nine month period ended March 31, 2004. Salaries and employee benefits increased approximately $13,000, or 4.61%, for the three month period ended March 31, 2004, as compared with the three month period ended March 31, 2003. For the nine month period ended March 31, 2004, salaries and benefits increased approximately $33,000, or 3.72%, as compared with the nine month period ended March 31, 2003. The increases in salaries and employee benefits for the three and nine month periods ended March 31, 2004 were primarily attributable to salary adjustments and other increases in benefit expenses. Other operating expenses increased by $3,000, or 2.42%, and $41,000, or 11.08%, for the three and nine month periods ended March 31, 2004 and 2003, respectively. The increases in other operating expenses were primarily attributable to an increase in professional fees relating to the implementation of an integrated sales program.

Provision for Income Taxes. Income tax expense was $118,000 for the three month period ended March 31, 2004 compared to $157,000 for the three month period ended March 31, 2003. For the nine month period ended March 31, 2004, income tax expense was $292,000, as compared to $378,000 for the nine month period ended March 31, 2003, resulting in effective tax rates of approximately 39% and 34% for 2004 and 2003, respectively.

Liquidity and Capital Resources. As a holding company, the Company conducts its business through its subsidiary, the Bank. The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision (“OTS”). This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank’s average liquidity ratio well exceeded the required maximums at and during the three and nine month periods ended March 31, 2004. The Bank adjusts its liquidity levels in order to meet the funding needs of deposit outflows and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

The Bank is required to maintain certain levels of regulatory capital. At March 31, 2004, the Bank exceeded all minimum regulatory capital requirements.

Asset Classification, Allowances for Losses and Non-performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality periodically. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the market value of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but possess credit deficiencies or potential weaknesses. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified as a loss, an institution must either establish a specific allowance for the loss in the amount of the portion of the asset classified as such, or charge off that amount. Federal examiners may disagree with an institution’s classifications. If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors of the Bank reviews and approves all classifications on a monthly basis. At March 31, 2004, the Bank had $89,179 of assets classified as substandard and $531,544 of assets designated as special mention. There were no assets designated as doubtful or loss at March 31, 2004.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Nine Months Ended March 31,
	(Dollar Amounts in Thousands)
	2004	2003
Balance at beginning of period	$140	$133

Charge-offs	(8)	(6)

Recoveries	0	1

Provision for loan losses	12	4

Balance at end of period	$144	$132

Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.02%

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated.

	At March 31,
	2004	2003
	(Dollar Amounts in Thousands)
Loans accounted for on a non-accrual basis:(1)
Real estate loans:
One-to-four-family residential	$72	$55
Non-residential	—	—
Consumer, commercial and savings account loans	42	27
Other loans	—	—

Total	$114	$82

Accruing loans which are contractually past due 90 days or more:
Real Estate loans:
One-to-four-family residential	$—	$—
Non-residential	—	—
Consumer, commercial and savings account loans	—	—
Other loans	—	—

Total	$—	$—

Total of non-accrual and accruing loans 90 days past due loans	$114	$82

Percentage of total loans	0.30%	0.22%

Other non-performing assets(2)	$—	$—

Percentage of total assets	0.11%	0.07%

(1)	The Bank ceases accrual of interest on a loan when payment on the loan is delinquent in excess of 90 days. Income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments has been reestablished, in which case the loan is returned to accrual status.
(2)	Other non-performing assets may include real estate or other assets acquired by the Bank through foreclosure or repossession. Real estate owned is recorded at the lower of the recorded investment in the loan or fair value of the property, less estimated costs of disposition.

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

The economy in the Bank’s market area includes a mixture of manufacturing and agriculture. The largest employer in Etowah County is Goodyear Tire and Rubber Company, presently employing around 1,400 workers. In Talladega County, 17 miles from Etowah County, Honda Motor Company began automobile and engine production in November 2001. Approximately 900 jobs were awarded to Etowah county residents as a result of the Honda Plant, suppliers, and economic opportunities for local businesses. In July 2002, Honda Motor Company announced a second expansion to the manufacturing plant that began production in April 2004. The second expansion doubled production and increased the work force of the plant from 2,400 to 3,700 jobs. Honda officials estimate that approximately 20% of the plant’s work force are residents of Etowah County with approximately 9% coming from Marshall and Cherokee Counties. Through the current date, 18 Honda suppliers have located in Alabama, creating another 2000 jobs. Several other new projects and industries have been announced in the past year which could boost the economy in the Bank’s primary market area. According to the Alabama Department of Industrial Relations, the unemployment rates for February 2004 in Etowah, Cherokee, and Marshall Counties were 5.8%, 4.5% and 5.0%, respectively, compared to 5.6% for the state of Alabama.

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

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 5. Other Information

On January 8, 2004, the Company announced that its application to voluntarily delist its common shares from trading on the American Stock Exchange had been approved by the SEC, effective at the opening of business on January 8, 2004.

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

Since delisting, the Company’s common stock trades in the over-the-counter market on the OTC Bulletin Board® (OTCBB) under the symbol “SRNN.” The following companies have agreed to make a market in the common stock as long as the volume of trading and certain other market making considerations justify such activity- Sterne, Agee & Leach, Inc., Crown Financial Group, Inc., Hill Thompson Magid & Co., Inc., Monroe Securities, Inc., and Knight Equity Markets, L.P.

The Board of Directors is considering terminating the Company’s reports to the SEC. The Company will continue to submit annual, quarterly and other periodic reports under the Securities Exchange Act of 1934 until a final determination is made.

On April 15, 2004, the Company announced the declaration of a cash dividend of $.0875 per share payable on June 14, 2004 to stockholders of record on May 14, 2004.

On May 11, 2004, the Company announced its results of operations for the quarter ended March 31, 2004. A copy of the related press release is attached as Exhibit 99.1 to this Quarterly Report on Form 10-QSB and is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Press Release dated May 11, 2004 announcing third quarter earnings.

(b)	Reports on Form 8-K - Current Report on Form 8-K dated January 8, 2004, furnishing an announcement that the SEC had ordered that the Company’s application to withdraw its common stock from listing on the American Stock Exchange be granted, effective on January 8, 2004 and that the Company will continue to voluntarily submit reports under Section 13 of the Securities Exchange Act of 1934 until the Board of Directors determines whether to terminate the Company’s filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SOUTHERN BANC COMPANY

Date: May 17, 2004	By:	/s/ Gates Little
Gates Little
President and Chief Executive Officer
(Principal Executive and Financial Officer)