Form 10QSB
period 2004-09-30
SOUTHERN BANC CO INC
filed 2004-11-15
CIK 946453

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission File Number: 33-93218

The Southern Banc Company, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	63-1146351
(State of incorporation)	(I.R.S. Employer Identification No.)

221 S. 6th Street, Gadsden, Alabama	35901-4102
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (256) 543-3860

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days:    Yes  ☒    No  ☐

As of October 14, 2004 there were 892,298 shares of the registrant’s Common Stock, par value $0.01 per share, issued and outstanding.

Transitional small business disclosure format (check one):    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE SOUTHERN BANC COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar Amounts in Thousands)

	September 30, 2004	June 30, 2004
ASSETS

CASH AND CASH EQUIVALENTS	$4,914	$5,734

SECURITIES AVAILABLE FOR SALE, at fair value	59,918	56,717
SECURITIES HELD TO MATURITY, at amortized cost fair value of $4,040 and $4,474, respectively	3,789	4,194
FEDERAL HOME LOAN BANK STOCK	792	792
LOANS HELD FOR SALE	0	0
LOANS RECEIVABLE, net of allowance for loan losses of $135 and $144, respectively	36,172	37,477
PREMISES AND EQUIPMENT, net	480	486
ACCRUED INTEREST AND DIVIDENDS RECEIVABLE	411	439

PREPAID EXPENSES AND OTHER ASSETS	556	514

TOTAL ASSETS	$107,032	$106,353

LIABILITIES

DEPOSITS	$82,215	$82,005
FEDERAL HOME LOAN BANK ADVANCES	6,916	6,916
OTHER LIABILITIES	553	179

TOTAL LIABILITIES	89,684	89,100

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share 500,000 shares authorized, shares issued and outstanding— none	0	0
Common stock, par value $.01 per share, 3,500,000 authorized, 1,454,750 shares issued	15	15
Additional paid-in capital	13,922	13,910
Treasury stock, at cost, 562,452 shares	(7,347)	(7,347)
Unearned compensation	(44)	(71)
Shares held in trust, at cost, 58,901 and 34,799 shares, respectively	(982)	(495)
Retained earnings	11,404	11,341
Accumulated other comprehensive income (loss), net	380	(100)

TOTAL STOCKHOLDERS’ EQUITY	17,348	17,253

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$107,032	$106,353

The accompanying notes are an integral part of these condensed consolidated statements.

THE SOUTHERN BANC COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, except per share data)

	Three Months Ended September 30,
	2004	2003
INTEREST INCOME:

Interest and fees on loans	$519	$585
Interest and dividends on securities available for sale	654	552
Interest and dividends on securities held to maturity	71	120
Other interest income	11	15

Total interest income	1,255	1,272

INTEREST EXPENSE:
Interest on deposits	455	484
Interest on borrowings	79	87

Total interest expense	534	571

Net interest income before provision for loan losses	721	701
Provision for loan losses	0	0

Net interest income after provision for loan losses	721	701

NON-INTEREST INCOME:
Fees and other non-interest income	25	32
Miscellaneous Income, net	13	11

Total non-interest income	38	43

NON-INTEREST EXPENSE:
Salaries and employee benefits	305	285
Office building and equipment expenses	41	34
Professional services	53	66
Data processing expense	54	55
Other operating expense	78	61

Total non-interest expense	531	501

Income before income taxes	228	243
PROVISION FOR INCOME TAXES	89	95

Net Income	$139	$148

EARNINGS PER SHARE:
Basic	$0.17	$0.17
Diluted	$0.16	$0.16

DIVIDENDS DECLARED PER SHARE	$0.0875	$0.0875

AVERAGE SHARES OUTSTANDING:
Basic	842,026	880,352
Diluted	863,891	921,622

The accompanying notes are an integral part of these condensed consolidated statements.

THE SOUTHERN BANC COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

	For The Three Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$139	$148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10	10
Amortization, net	24	94
Amortization of unearned compensation	39	42
Provision for loan losses	0	0
Net gain on sale of secondary market loans	0	(9)
Proceeds from sale of secondary market loans	50	474
Loans originated for secondary market	(50)	(415)
Change in assets and liabilities:
Decrease in accrued interest and dividends receivable	28	76
Decrease (increase) in other assets	(42)	11
Increase (decrease) in other liabilities	118	(42)

Net cash provided by operating activities	316	389

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(5,969)	(9,086)
Proceeds from maturities and principal payments on securities available for sale	3,562	9,137
Proceeds from maturities and principal payments on securities held to maturity	408	1,009
Net loan repayments (originations)	1,305	(24)
Capital expenditures, net	(4)	(6)

Net cash (used in) provided by investing activities	(698)	1,030

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	210	(585)
Increase in advance payments by borrowers for taxes and insurance	0	7
Dividends paid	(76)	(78)
Proceeds from exercise of stock options	292	113
Purchase of stock to fund option trust	(864)	0

Net cash used in financing activities	(438)	(543)
Net (decrease) increase in cash and cash equivalents	(820)	876

CASH AND CASH EQUIVALENTS, beginning of period	5,734	9,393

CASH AND CASH EQUIVALENTS, end of period	$4,914	$10,269

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$0	$78

Interest	$536	$569

THE SOUTHERN BANC COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2004 and June 30, 2004, and for the three month period ended September 30, 2004 and 2003, include the accounts of The Southern Banc Company, Inc. (the “Company”), and its wholly owned subsidiaries: The Southern Bank Company (the “Bank”) and First Service Corporation of Gadsden. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments (none of which are other than normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations for the three months ended September 30, 2004 and 2003. The results of operations for the current interim period are not necessarily indicative of results expected for the entire fiscal year.

While certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented clear. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004. The accounting policies followed by the Company are set forth in the summary of significant accounting policies in the Company’s June 30, 2004 consolidated financial statements.

2. RETIREMENT AND SAVINGS PLANS

Employee Stock Ownership Plan (“ESOP”)

The Bank has an ESOP for eligible employees. The ESOP purchased 116,380 shares of the Company’s common stock with the proceeds of a $1,163,800 note payable from the Bank and secured by the Common Stock owned by the ESOP. Unearned compensation for the ESOP was charged to stockholders’ equity and is reduced ratably in connection with principal payments under the terms of the plan. Unearned compensation is reduced when compensation expense is recognized based on employee services rendered in relation to shares which are committed to be released. At September 30, 2004 and June 30, 2004, the ESOP had 95,852 shares allocated and 11,485 shares unallocated. Expenses related to the ESOP were approximately $30,000 and $34,000 for the three months period ended September 30, 2004 and 2003, respectively. Unearned compensation amounts related to the ESOP was approximately $44,000 and $71,000 at September 30, 2004 and June 30, 2004, respectively, and are shown as reductions of stockholders’ equity in the accompanying consolidated statements of financial condition.

Management Recognition Plan (“MRP”)

The Bank’s MRP provides for awards of common stock to directors and officers of the Bank. A trust was formed for the purpose of purchasing shares of stock in the open market for future awards of stock under the MRP. The aggregate fair market value of the shares purchased by the MRP is considered unearned compensation at the time of purchase and compensation is earned ratably over the stipulated vesting period. Unearned compensation related to the MRP is shown as a reduction to shareholders’ equity in the accompanying consolidated statements of condition. The MRP held 14,430 unallocated shares at June 30, 2004 and all awarded shares had been allocated to directors and officers of the Bank. During the regular meeting of the Board of Directors held July 15, 2004, the Board voted to transfer the 14,430 unallocated shares from the Management Recognition Plan to the Stock Option and Incentive Plan.

Stock Option and Incentive Plan (“Option Plan”)

The Company has a stockholder approved Option Plan. The Option Plan provides for the grant of incentive stock options (ISO’s) to employees and non-incentive stock options (non-ISO’s) to non-employee directors. The exercise price is based on the market price of the common stock on the date of grant. A trust was formed for the purpose of purchasing shares of stock in the open market for issuance upon future exercises of stock options under the Option Plan. The Trust for the benefit of the Option Plan held 20,369 shares at June 30, 2004 and 58,901 shares at September 30, 2004.

Simplified Employee Pension Plan (“SEP”)

The Company established a SEP for all employees who have completed one year of service, pursuant to Section 408(k) of the Internal Revenue Code of 1986. The Company makes a discretionary contribution to the SEP on an annual basis.

3. EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three month period ended September 30, 2004 and 2003. Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the MRP and Stock Option plan trusts. Diluted earnings per share for the three month period ended September 30, 2004 and 2003, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the earnings per share calculations for the three months ended September 30, 2004 and 2003:

	Income	Shares	Earnings Per Share
For the Three Months Ended September 30, 2004:
Basic Earnings	$139,000	842,026	$0.17

Dilutive Securities:
Stock Option Plan shares		21,865

Dilutive Earnings	$139,000	863,891	$0.16

For the Three Months Ended September 30, 2003:
Basic Earnings	$148,000	880,352	$0.17

Dilutive Securities:
Stock Option Plan shares		41,270

Dilutive Earnings	$148,000	921,622	$0.16

4. COMPREHENSIVE INCOME

Comprehensive income is a measure of all non-owner changes in the equity of an enterprise that result from transactions and other economic events of the period. This change in unrealized gain or loss serves to increase or decrease comprehensive income. The following table represents comprehensive income for the three months ended September 30, 2004 and 2003:

	Three Months Ended September 30,
	2004	2003
Net income	$139,000	$148,000
Other comprehensive income, before taxes:
Unrealized holding gains (losses) on securities available for sale	785,000	(570,000)
Less: Reclassification adjustment for realized gains on investment securities available for sale	0	0

Total other comprehensive income (loss) before taxes	924,000	(422,000)
Total income tax (provision) benefit related to other comprehensive income	(307,000)	160,000

Total comprehensive income (loss)	$617,000	$(262,000)

5. STOCK-BASED COMPENSATION

In accordance with the provision of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, the Company has elected to continue to record compensation cost under APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly does not recognize compensation cost due to the fact that all options granted were priced at the fair market value of the underlying stock on the date of grant. Had compensation cost been determined, consistent with SFAS No. 123, the effect on the Company’s net income would not have been material.

6. LITIGATION

From time to time, the Company is a party to various legal proceedings incidental to its business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

7. SUBSEQUENT EVENT

On October 21, 2004, The Southern Bank Company, Inc. declared a dividend in the amount of $.0875 per share payable on December 13, 2004 to stockholders of record at the close of business on November 12, 2004.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 105, Application of Accounting Principles to Loan Commitments, which summarized the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SAB requires that the fair value measurement of a loan commitment that is accounted for as a derivative includes only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected cash flows related to the customer relationship or loan servicing. This SAB is effective for loan commitments entered into after March 31, 2004. The Company adopted SAB 105 on April 1, 2004, and the effect was not material.

In March 2004, the FASB’s Emerging Issues Task Force reached a consensus of EITF Issue No. 03–1, The Meaning of Other–Than–Temporary Impairment and Its Application to Certain Investments. The guidance prescribes a three–step model for determining whether an investment is other–than–temporarily impaired and requires disclosures about unrealized losses on investments. The disclosure requirements are effective for annual reporting periods beginning after June 15, 2004. However, the FASB has approved issuing a staff position to delay the requirements to record impairment losses. The Company has adopted the disclosure requirements of this EITF.

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

Comparison of Financial Condition at September 30 and June 30, 2004.

Total assets increased approximately $679,000 or 0.64% from $106.4 million at June 30, 2004 to $107.0 million at September 30, 2004.

Cash and cash equivalents decreased approximately $820,000 or 14.30% from $5.7 million at June 30, 2004 to $4.9 million at September 30, 2004. The decrease in cash and cash equivalents during the three-month period ended September 30, 2004 was primarily attributable to the purchase of stock in the open market to fund the Option Trust, partially offset by proceeds received from the exercise of stock options.

During the period ended September 30, 2004, securities available for sale increased approximately $3.2 million or 5.64% and securities held to maturity decreased approximately $405,000 or 9.66%. The net increase in securities was primarily attributable to purchases exceeding maturities and principal repayments. Purchases of securities available for sale and securities held to maturity are based on management’s assessment of market conditions.

During the period ended September 30, 2004, net loans decreased approximately $1.3 million or 3.48%, from $37.5 million at June 30, 2004 to $36.2 million at September 30, 2004. The decrease in net loans was primarily attributable to loan repayments and a decrease in origination of new loans.

During the period ended September 30, 2004, the allowance for loan losses decreased approximately $9,000 or 6.25% from $144,000 at June 30, 2004 to $135,000 at September 30, 2004. The allowance for loan losses is based on management’s evaluation of possible loan losses inherent in the Bank’s loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Accrued interest and dividends receivable on loans and securities decreased approximately $28,000 or 6.38% from $439,000 at June 30, 2004 to $411,000 at September 30, 2004. This decrease was primarily attributable to decreases in interest receivable on securities available for sale and interest receivable on mortgage loans in a falling rate environment. Prepaid expenses and other assets increased approximately $42,000 or 8.17% from $514,000 at June 30, 2004 to $556,000 at September 30, 2004.

Total deposits increased approximately $210,000 or 0.26% from $82.0 million at June 30, 2004 to $82.2 million at September 30, 2004. Other liabilities during the period ended September 30, 2004 increased approximately $374,000 or 208.94%, from $179,000 to $553,000. This increase was primarily attributable to the deferred tax liability associated with the increased unrealized gain on securities available for sale.

Total equity increased approximately $95,000 or 0.55%, from $17.3 million at June 30, 2004 to $17.4 million at September 30, 2004. The increase was primarily attributable to an increase in unrealized gains on securities available for sale, in shares held in trust, and amortization of unearned compensation offset by the payment of common stock dividends and exercise of stock options.

Comparison of Results of Operations for the Three Months Ended September 30, 2004 and 2003.

The Company reported net income for the three months ended September 30, 2004 of $139,000 compared with net income of $148,000 for the three months ended September 30, 2003. The decrease in net income was primarily attributable to an increase in non-interest expenses.

Net Interest Income. Net interest income for the three months ended September 30, 2004 increased approximately $20,000 or 2.85%, from $701,000 at September 30, 2003 to $721,000 at September 30, 2004. The increase in net interest income primarily resulted from an increase in interest on securities available for sale and a decrease in interest on deposits offset by a decrease in interest on loans.

Total interest income decreased approximately $17,000 or 1.34% for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003. This change was primarily attributable to a decrease in yields on loans and the average balance outstanding on loans.

Total interest expense for the three months ended September 30, 2004 decreased approximately $37,000 or 6.48%, from $571,000 at September 30, 2003 to $534,000 at September 30, 2004. The decrease in total interest expense was primarily attributable to a decrease in the average cost of interest-bearing liabilities.

Provision for Loan Losses. No provision for loan losses was recorded for the three months period ended September 30, 2004 and 2003. (See “Asset Classification, Allowance for Losses and Non-performing Assets”). The allowance for loan losses is based on management’s evaluation of loan losses inherent in the Bank’s loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Non-interest Income. Total non-interest income decreased approximately $5,000 or 11.63% for the three months period ended September 30, 2004 as compared to the three months period ended September 30, 2003. The decrease in non-interest income was primarily attributable to a decrease in the customer service fees of approximately $7,000 or 21.88%.

Non-interest Expense. Total non-interest expense increased approximately $30,000 or 5.99% for the three months period ended September 30, 2004 from $501,000 at September 30, 2003 to $531,000 at September 30, 2004. During the three months period ended September 30, 2004, salaries and employee benefits increased by approximately $20,000 or 7.02% resulting from increases in base salaries, payroll taxes and group health insurance. Other operating expense increased by approximately $17,000 or 27.87% as compared to the three months period ended September 30, 2003. The increase in other operating expense was primarily attributable to increases in bank service charges resulting from reduced balances and regulatory compliance costs.

Provision for Income Taxes. For the three months period ended September 30, 2004, the provision for income tax expense decreased $6,000 or 6.32% as compared to the three months period ended September 30, 2003. This decrease was primarily attributable to a decrease in pretax income.

Liquidity and Capital Resources. As a holding company, the Company conducts its business through its subsidiary, the Bank. The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank’s average liquidity ratio well exceeded the required maximums at and during the three months period ended September 30, 2004. The Bank adjusts its liquidity levels in order to meet the funding needs of deposit outflows and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

The Bank is required to maintain certain levels of regulatory capital. At September 30, 2004, the Bank exceeded all minimum regulatory capital requirements.

Asset Classification, Allowances for Losses and Non-performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality periodically. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the market value of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but possess credit deficiencies or potential weaknesses. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified as a loss, an institution must either establish a specific allowance for the loss in the amount of the portion of the asset classified as such, or charge off that amount. Federal examiners may disagree with an institution’s classifications. If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications on a monthly basis. At September 30, 2004, the Bank had $117,844 of assets classified as substandard and $260,786 of assets designated as special mention. There were no assets designated as doubtful or loss at September 30, 2004.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Three Months Ended September 30,
	(Dollar Amounts in Thousands)
	2004	2003
Balance at beginning of period	$144	$140
Charge-offs	(9)	(0)
Recoveries	0	0
Provision for loan losses	0	0

Balance at end of period	$135	$140

Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.00%

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated.

	At September 30,
	2004	2003
	(Dollar Amounts in Thousands)
Loans accounted for on a non-accrual basis:(1)
Real estate loans:
One-to-four-family residential	$77	$27
Non-residential	—	—
Consumer, commercial and savings account loans	35	22
Other loans	—	—

Total	$112	$49

Accruing loans which are contractually past due 90 days or more:
Real Estate loans:
One-to-four-family residential	$—	$—
Non-residential	—	—
Consumer, commercial and savings account loans	—	—
.Other loans	—	—

Total	$—	$—

Total of non-accrual and accruing loans 90 days past due loans	$112	$49

Percentage of total loans	0.31%	0.13%

Other non-performing assets(2)	$39	$—

Percentage of total assets	0.14%	0.04%

(1)	The Bank ceases accrual of interest on a loan when payment on the loan is delinquent in excess of 90 days. Income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments has been reestablished, in which case the loan is returned to accrual status.
(2)	Other non-performing assets may include real estate or other assets acquired by the Bank through foreclosure or repossession. Real estate owned is recorded at the lower of the recorded investment in the loan or fair value of the property, less estimated costs of disposition.

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

The economy in the Bank’s market area includes a mixture of manufacturing and agriculture. Etowah and Marshall Counties have a highly diversified industry base with some 340 manufacturing and service companies. The largest employer in Etowah County is Goodyear Tire and Rubber Company, presently employing around 1,300 workers. In Talladega County, 17 miles from Etowah County, Honda Motor Company presently employs around 3,300 workers and plans to employ 4,300 at full capacity. Honda officials estimate that approximately 25% of the plant’s work force are residents of Etowah County with approximately 12% coming from Marshall and Cherokee Counties. Through the current date, 18 Honda suppliers have located in Alabama, creating another 2000 jobs. Several other new projects and industries have been announced in the past year which could boost the economy in the Bank’s primary market area. According to the Alabama Department of Industrial Relations, the unemployment rates for September 2004 in Etowah, Cherokee, and Marshall Counties were 6.6%, 4.1% and 4.3%, respectively, compared to 5.7% for the state of Alabama.

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

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

Any control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are achieved. The design of a control system inherently has limitations, including the controls’ cost relative to their benefits. Additionally, controls can be circumvented. No cost-effective control system can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

Effective as of June 30, 2006, the Company will become subject to Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management to assess and report on the effectiveness of the Company’s internal controls over financial reporting. Additionally, it requires the Company’s independent registered public accounting firm to report on management’s assessment as well as report on its own assessment of the effectiveness of the Company’s internal controls over financial reporting. Management is currently establishing policies and procedures to assess and report on internal controls, and will retain an outside firm to assist it in determining the effectiveness of the Company’s internal controls over financial reporting. It is anticipated that the additional cost of such compliance activities in 2006 will be approximately $50,000. There can be no assurance as to the successful completion of such assessment and as to the reported results offered by management and the independent registered public accounting firm. Inability to complete the assessment and unfavorable reports could have an adverse affect on the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is a party to various legal proceedings incidental to its business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is the information required by Item 2 regarding the Registrant’s repurchase of shares of its Common Stock during the during the quarter ended September 30, 2004:

Small Business Issuer Purchases of Equity Securities*

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1 - 31, 2004	0	$0	0	0
August 1- 30, 2004	1,000	$17.60	0	0
September 1-30, 2004	48,073	$17.61	45,698	0
Total	49,073	$17.61	45,698	0

*	On September 8, 2004, The Southern Banc Company, Inc. announced a stock repurchase program to acquire up to 45,698 shares, or approximately 5.1% of the Company’s currently outstanding common stock to fund the Company’s stock option plan.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On November 10, 2004, the Company announced its results of operations for the quarter ended September 30, 2004. A copy of the related press release is attached as Exhibit 99.1 to this quarterly report on Form 10-QSB and is incorporated by reference herein.

On October 21, 2004, the Company announced the declaration of a cash dividend of $.0875 per share payable on December 13, 2004 to stockholders of record on November 12, 2004.

Item 6. Exhibits

Exhibits

Exhibit 31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Press Release dated November 10, 2004 announcing results of operations for quarter ended September 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SOUTHERN BANC COMPANY

Date: November 15, 2004	By:	/s/ Gates Little
Gates Little
President and Chief Executive Officer
(Principal Executive and Financial Officer)