Form 10QSB
period 2004-12-31
SOUTHERN BANC CO INC
filed 2005-02-14
CIK 946453

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

Commission File Number: 33-93218

The Southern Banc Company, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	63-1146351
(State of incorporation)	(I.R.S. Employer Identification No.)

221 S. 6th Street, Gadsden, Alabama	35901-4102
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (256) 543-3860

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days:    Yes   ☒    No  ☐

As of December 31, 2004, there were 892,298 shares of the registrant’s Common Stock, par value $0.01 per share, issued and outstanding.

Transitional small business disclosure format (check one):    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE SOUTHERN BANC COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar Amounts in Thousands)

	December 31, 2004	June 30, 2004
ASSETS

CASH AND CASH EQUIVALENTS	$8,447	$5,734

SECURITIES AVAILABLE FOR SALE, at fair value	58,519	56,717
SECURITIES HELD TO MATURITY, at amortized cost, fair value of $3,562 and $4,475, respectively	3,352	4,194
FEDERAL HOME LOAN BANK (FHLB) STOCK	511	792
LOANS HELD FOR SALE	169	0
LOANS RECEIVABLE, net of allowance for loan losses of $130 and $144, respectively	35,480	37,477
PREMISES AND EQUIPMENT, net	473	486
ACCRUED INTEREST AND DIVIDENDS RECEIVABLE	449	439
PREPAID EXPENSES AND OTHER ASSETS	600	514

TOTAL ASSETS	$108,000	$106,353

LIABILITIES

DEPOSITS	$83,776	$82,005
FHLB ADVANCES	6,500	6,916
OTHER LIABILITIES	413	179

TOTAL LIABILITIES	90,689	89,100

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share 500,000 shares authorized, shares issued and outstanding— none	0	0
Common stock, par value $.01 per share, 3,500,000 authorized, 1,454,750 shares issued	15	15
Additional paid-in capital	13,934	13,910
Unearned compensation	(18)	(71)
Shares held in trust, at cost, 56,646 and 34,799 shares, respectively	(954)	(495)
Retained earnings	11,446	11,341
Treasury stock, at cost, 562,452 shares	(7,347)	(7,347)
Accumulated other comprehensive income (loss), net	235	(100)

TOTAL STOCKHOLDERS’ EQUITY	17,311	17,253

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$108,000	$106,353

The accompanying notes are an integral part of these condensed consolidated statements.

THE SOUTHERN BANC COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
INTEREST INCOME:

Interest and fees on loans	$516	$563	$1,036	$1,148
Interest and dividends on securities available for sale	645	592	1,299	1,145
Interest and dividends on securities held to maturity	70	100	141	220
Other interest income	12	11	22	25

Total interest income	1,243	1,266	2,498	2,538

INTEREST EXPENSE:
Interest on deposits	478	446	933	930
Interest on borrowings	75	86	154	174

Total interest expense	553	532	1,087	1,104

Net interest income before provision for loan losses	690	734	1,411	1,434
Provision for loan losses	5	0	5	0

Net interest income after provision for loan losses	685	734	1,406	1,434

NON-INTEREST INCOME:
Fees and other non-interest income	42	49	81	94
Gain on sale of securities	33	0	33	0

Total non-interest income	75	49	114	94

NON-INTEREST EXPENSE:
Salaries and employee benefits	342	340	647	625
Office building and equipment expenses	39	34	80	68
Other operating expense	194	206	380	389

Total non-interest expense	575	580	1,107	1,082

Income before income taxes	185	203	413	446

PROVISION FOR INCOME TAXES	72	79	161	174

Net Income	$113	$124	$252	$272

EARNINGS PER SHARE:
Basic	$0.14	$0.14	$0.30	$0.31
Diluted	$0.13	$0.13	$0.29	$0.29

DIVIDENDS DECLARED PER SHARE	$0.0875	$0.0875	$0.1750	$0.1750

AVERAGE SHARES OUTSTANDING:
Basic	823,273	892,308	838,767	886,330
Diluted	845,150	926,618	860,639	924,121

The accompanying notes are an integral part of these condensed consolidated statements.

THE SOUTHERN BANC COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

	For The Six Months Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$252	$272
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	19	22
Amortization (accretion), net	40	148
Amortization of unearned compensation	77	81
Provision for loan losses	5	0
Net gain on sale of secondary market loans	5	(10)
Gain on sale of securities	(33)	0
Proceeds from sale of secondary market loans	551	527
Loans originated for secondary market	(556)	(467)
Change in assets and liabilities:
Decrease (increase) in accrued interest & dividends receivable	(10)	53
Increase in other assets	(86)	(11)
Increase (decrease) in other liabilities	33	(114)

Net cash provided by operating activities	297	501

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(11,263)	(13,109)
Proceeds from maturities, principal payments, and sales of securities available for sale	9,910	13,367
Proceeds from maturities and principal payments on securities held to maturity	846	1,895
Proceeds from sale of FHLB stock	281	0
Net loan repayments	1,992	743
Capital expenditures, net	(6)	(9)

Net cash provided by (used in) investing activities	1,760	2,887

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	1,771	(2,736)
Decrease in advance payments by borrowers for taxes and insurance	(7)	(12)
Dividends paid	(147)	(158)
Proceeds from exercise of stock options	320	217
Purchase of options to fund trust	(864)	0
Increase (decrease) in FHLB advances, net	(417)	583

Net cash provided by (used in) financing activities	656	(2,106)

Net increase in cash and cash equivalents	2,713	1,282

CASH AND CASH EQUIVALENTS, beginning of period	5,734	9,393

CASH AND CASH EQUIVALENTS, end of period	$8,447	$10,675

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$50	$198

Interest	$1,090	$1,120

The accompanying notes are an integral part of these condensed consolidated statements.

THE SOUTHERN BANC COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of December 31, 2004 and June 30, 2004, and for the three and six month periods ended December 31, 2004 and 2003, include the accounts of The Southern Banc Company, Inc. (the “Company”), and its wholly owned subsidiaries: The Southern Bank Company (the “Bank”) and First Service Corporation of Gadsden. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments (none of which are other than normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations for the three and six month periods ended December 31, 2004 and 2003. The results of operations for the current interim period are not necessarily indicative of results expected for the entire fiscal year.

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

2. RETIREMENT AND SAVINGS PLANS

Employee Stock Ownership Plan (“ESOP”)

The Bank has an ESOP for eligible employees. The ESOP purchased 116,380 shares of the Company’s common stock with the proceeds of a $1,163,800 note payable from the Bank and secured by the Common Stock owned by the ESOP. Unearned compensation for the ESOP was charged to stockholders’ equity and is reduced ratably in connection with principal payments under the terms of the plan. Unearned compensation is reduced when compensation expense is recognized based on employee services rendered in relation to shares which are committed to be released. The ESOP had 95,354 shares allocated and 11,485 shares unallocated at December 31, 2004 and 95,852 shares allocated and 11,485 shares unallocated at June 30, 2004. Expenses related to the ESOP were approximately $60,000 for the six month period ended December 31, 2004 and $65,000 for the six month period ended December 31, 2003. Unearned compensation related to the ESOP was approximately $18,000 and $71,000 at December 31, 2004 and June 30, 2004, respectively, and is shown as a reduction of stockholders’ equity in the accompanying consolidated statement’s of financial condition.

Management Recognition Plan (“MRP”)

The Bank’s MRP provides for awards of common stock to directors and officers of the Bank. A trust was formed for the purpose of purchasing shares of stock in the open market for future awards of stock under the MRP. The aggregate fair market value of the shares purchased by the MRP is considered unearned compensation at the time of purchase and compensation is earned ratably over the stipulated vesting period. Unearned compensation related to the MRP is shown as a reduction to shareholders’ equity in the accompanying consolidated statements of condition. As of December 31, 2004, all awarded shares related to the MRP had been allocated to directors and officers of the Bank. The MRP held 14,430 unallocated shares at June 30, 2004. During the regular meeting of the Board of Directors held July 15, 2004, the Board voted to transfer the 14,430 unallocated shares from the Management Recognition Plan to the Stock Option and Incentive Plan.

Stock Option and Incentive Plan (“Option Plan”)

The Company has a stockholder approved Option Plan. The Option Plan provides for the grant of incentive stock options (ISO’s) to employees and non-incentive stock options (non-ISO’s) to non-employee directors. The exercise price is based on the market price of the common stock on the date of grant. A trust was formed for the purpose of purchasing shares of stock in the open market for issuance upon future exercises of stock options under the Option Plan. The Option Plan held 56,646 shares at December 31, 2004 and 34,799 shares at June 30, 2004.

Simplified Employee Pension Plan (“SEP”)

The Company established a SEP for all employees who have completed one year of service, pursuant to Section 408(k) of the Internal Revenue Code of 1986. The Company makes a discretionary contribution to the SEP on an annual basis.

3. EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six month periods ended December 31, 2004 and 2003. Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the MRP and Stock Option plan trusts. Diluted earnings per share for the three and six month periods ended December 31, 2004 and 2003, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the MRP and the Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the earnings per share calculations for the three and six month periods ended December 31, 2004 and 2003:

For the Three Months Ended December 31, 2004:	Income	Shares	Earnings Per Share
Basic Earnings	$113,000	823,273	$0.14

Dilutive Securities:
Stock Option Plan shares		21,877

Dilutive Earnings	$113,000	845,150	$0.13

For the Three Months Ended December 31, 2003:
Basic Earnings	$124,000	892,308	$0.14

Dilutive Securities:
Stock Option Plan shares		34,310

Dilutive Earnings	$124,000	926,618	$0.13

For the Six Months Ended December 31, 2004:	Income	Shares	Earnings Per Share
Basic Earnings	$252,000	838,767	$0.30

Dilutive Securities:
Incentive Stock Option Plan shares		21,871

Dilutive Earnings	$252,000	860,638	$0.29

For the Six Months Ended December 31, 2003:
Basic Earnings	$272,000	886,330	$0.31

Dilutive Securities:
Incentive Stock Option Plan shares		37,791

Dilutive Earnings	$272,000	924,121	$0.29

4. COMPREHENSIVE INCOME

Comprehensive income is a measure of all non-owner changes in equity of an enterprise that result from transactions and other economic events of the period. This change in unrealized gain or loss serves to increase or decrease comprehensive income. The following table represents comprehensive income for the six month periods ended December 31, 2004 and 2003:

	Six Months Ended December 31,
	2004	2003
Net income	$252,000	$272,000
Other comprehensive income, before taxes:
Unrealized holding gains (losses) on securities available for sale	580,000	(864,000)
Less: Reclassification adjustment for realized gains on investment securities available for sale	33,000	0

Total other comprehensive income (loss) before taxes	799,000	(592,000)

Total income tax (expense) benefit related to other comprehensive income	(214,000)	275,000

Total comprehensive income (loss)	$585,000	$(317,000)

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

7. SUBSEQUENT EVENT

On January 20, 2005, The Southern Banc Company, Inc. declared a dividend in the amount of $.0875 per share payable on March 21, 2005 to stockholders of record at the close of business on February 25, 2005.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment. The Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Option No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee service in share-based payment transactions. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Statement eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The Statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, and for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company currently accounts for its stock options under APB No. 25, and is currently evaluating the impact the adoption of this statement will have on its statement of condition and results of operations.

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

Comparison of Financial Condition at December 31 and June 30, 2004.

Total assets increased approximately $1.6 million, or 1.55%, from $106.4 million at June 30, 2004 to $108.0 million at December 31, 2004. During the period ended December 31, 2004, net loans decreased approximately $2.0 million or 5.33%. The decrease in net loans was primarily attributable to loan repayments.

During the period ended December 31, 2004, securities available for sale increased approximately $1.8 million, or 3.18%, and securities held to maturity decreased approximately $842,000 or 20.08%. The net increase of approximately $960,000 in investment securities was primarily attributable to normal maturities of securities held to maturity and reinvested through purchases of securities available for sale.

Cash and cash equivalents increased approximately $2.7 million, or 47.31%, from $5.7 million to $8.4 million at December 31, 2004. The change in cash and cash equivalents was primarily attributable to the maturity and repayment of investment securities and the rapid repayment of loans.

The allowance for loan losses decreased approximately $14,000 during the six month period ended December 31, 2004. The allowance for loan losses is based on management’s evaluation of loan losses inherent in the Bank’s loan portfolio. Management considers, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Accrued interest and dividends receivable increased approximately $10,000, or 2.28%, from $439,000 at June 30, 2004 to $449,000 at December 31, 2004. Prepaid expenses and other assets increased approximately $86,000, or 16.73%, from $514,000 at June 30, 2004 to $600,000 at December 31, 2004. This increase was primarily attributable to an increase in loans held for sale in the secondary market.

Total deposits increased approximately $1.8 million, or 2.16%, from $82.0 million at June 30, 2004 to $83.8 million at December 31, 2004. During the period ended December 31, 2004, FHLB advances decreased approximately $416,000, or 6.02%. The Company uses FHLB Advances from time to time to purchase investment securities or fund lending activities. During the period ended December 31, 2004, other liabilities increased approximately $234,000, or 130.73%, from $179,000 at June 30, 2004 to $413,000 at December 31, 2004. The increase in other liabilities was primarily attributable to an increase in accrued expenses for federal and state income taxes.

Total equity increased approximately $58,000, or 0.34%, from $17.2 million at June 30, 2004 to $17.3 million at December 31, 2004. This change was primarily attributable to an increase in retained earnings, offset by amortization of unearned compensation, the payment of common stock dividends, and an increase in accumulated other comprehensive income. The increase in accumulated other comprehensive income was a result of mark-to-market adjustments in a rising rate environment and an increase in the securities available for sale portfolio.

Comparison of Results of Operations for the Three and Six Months Ended December 31, 2004 and 2003.

The Company reported net income for the three and six month periods ended December 31, 2004 of $113,000 and $252,000, respectively. Net income for the three month period decreased approximately $11,000, or 8.87%, from $124,000 at December 31, 2003 to $113,000 at December 31, 2004. For the six month period, net income decreased approximately $20,000, or 7.35%, from $272,000 at December 31, 2003 to $252,000 at December 31, 2004. The decrease in net income for the six month period was primarily attributable to a decrease in net interest income after provision for loan losses of approximately $28,000 and an increase in the gain on the sale of securities available for sale of approximately $33,000, as compared to the same period in 2003.

Net Interest Income. Net interest income for the three month period ended December 31, 2004 decreased approximately $44,000, or 5.99%, as compared to the three month period ended December 31, 2003. For the six month period ended December 31, 2004, net interest income decreased approximately $23,000 or 1.60%, as compared to the six month period ended December 31, 2003. The change in net interest income for the three and six month periods was primarily attributable to a decrease in interest income, primarily interest and fees on loans, offset in part by an increase in interest on deposits during a period of increasing interest rates. Total interest income decreased approximately $23,000, or 1.82%, and $40,000, or 1.58%, for the three and six month periods ended December 31, 2004, respectively, as compared to the same period in 2003.

Provision for Loan Losses. For the six month period ended December 31, 2004, the provision for loan losses increased approximately $5,000, or 100.00%, as compared to the six month period ended December 31, 2003. No provision for loan losses was recorded for the three and six month periods ended December 31, 2003. The allowance for loan losses is based on management’s evaluation of loan losses inherent in the Bank’s loan portfolio. Management considers, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Non-interest Income. Non-interest income increased approximately $26,000, or 53.06%, from $49,000 to $75,000 for the three month period ended December 31, 2004, as compared to the three month period ended December 31, 2003. For the six month period ended December 31, 2004, non-interest income increased approximately $20,000, or 21.28%, from $94,000 to $114,000. The increase in non-interest income for the six month period ended December 31, 2004 was primarily attributable to an increase in gain on sale of securities of approximately $33,000.

Non-interest Expense. Non-interest expense decreased approximately $5,000, or 0.86%, from $580,000 to $575,000 for the three month periods ended December 31, 2003 and 2004, respectively. For the six month period ended December 31, 2004, non-interest expense increased approximately $25,000, or 2.31%, from $1.0 million to $1.1 million for the six month periods ended December 31, 2003 and 2004, respectively. Salaries and employee benefits increased approximately $2,000, or 0.59%, for the three month period ended December 31, 2004, as compared with the three month period ended December 31, 2003. For the six month period ended December 31, 2004, salaries and benefits increased approximately $22,000, or 3.52%, as compared with the six month period ended December 31, 2003. The increases in salaries and employee benefits for the three and six month periods ended December 31, 2004 were primarily attributable to salary adjustments and other increases in benefit expenses. Office building and equipment expenses increased by approximately $5,000, or 14.71%, and $12,000, or 17.65%, for the three and six month periods ended December 31, 2004 and 2003, respectively. Other operating expenses decreased by $12,000, or 5.83%, and $9,000, or 2.31%, for the three and six month periods ended December 31, 2004 and 2003, respectively. The decreases in other operating expenses for the three and six month periods ended December 31, 2004 were primarily attributable to a decrease in legal fees associated with the common stock delisting from the AMEX.

Provision for Income Taxes. Income tax expense was $72,000 for the three month period ended December 31, 2004 compared to $79,000 for the three month period ended December 31, 2003. For the six month period ended December 31, 2004, income tax expense was $161,000, as compared to $174,000 for the six month period ended December 31, 2003, resulting in an effective tax rate of approximately 39% for 2004 and 2003, respectively.

Liquidity and Capital Resources. As a holding company, the Company conducts its business through its subsidiary, the Bank. The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank’s average liquidity ratio well exceeded the required maximums at and during the three and six month periods ended December 31, 2004. The Bank adjusts its liquidity levels in order to meet the funding needs of deposit outflows and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

The Bank is required to maintain certain levels of regulatory capital. At December 31, 2004, the Bank exceeded all minimum regulatory capital requirements.

Asset Classification, Allowances for Losses and Non-performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality periodically. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the market value of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but possess credit deficiencies or potential weaknesses. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified as a loss, an institution must either establish a specific allowance for the loss in the amount of the portion of the asset classified as such, or charge off that amount. Federal examiners may disagree with an institution’s classifications. If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors of the Bank reviews and approves all classifications on a monthly basis. At December 31, 2004, the Bank had $35,906 of assets classified as substandard and $206,592 of assets designated as special mention. There were no assets designated as doubtful or loss at December 31, 2004.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Six Months Ended December 31,
	2004	2003
	(Dollar Amounts in Thousands)
Balance at beginning of period	$144	$140
Charge-offs	(20)	(6)
Recoveries	1	0
Provision for loan losses	5	0

Balance at end of period	$130	$134

Ratio of net charge-offs during the period to average loans outstanding during the period	0.06%	0.02%

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated.

	At December 31,
	2004	2003
	(Dollar Amounts in Thousands)
Loans accounted for on a non-accrual basis:(1)
Real estate loans:
One-to-four-family residential	$16	$54
Non-residential	—	—
Consumer, commercial and savings account loans	15	25
Other loans	—	—

Total	$31	$79

Accruing loans which are contractually past due 90 days or more:
Real Estate loans:
One-to-four-family residential	$—	$—
Non-residential	—	—
Consumer, commercial and savings account loans	—	—
Other loans	—	—

Total	$—	$—

Total of non-accrual and accruing loans 90 days past due loans	$31	$79

Percentage of total loans	0.09%	0.21%

Other non-performing assets(2)	$—	$—

Percentage of total assets	0.03%	0.07%

(1)	The Bank ceases accrual of interest on a loan when payment on the loan is delinquent in excess of 90 days. Income is subsequently recognized only to the extent that cash payments are received. The loan is returned to accrual status, when in management’s judgment, the borrower’s ability to make periodic interest and principal payments have been determined.
(2)	Other non-performing assets may include real estate or other assets acquired by the Bank through foreclosure or repossession. Real estate owned is recorded at the lower of the recorded investment in the loan or fair value of the property, less estimated costs of disposition.

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

The economy in the Bank’s market area includes a mixture of manufacturing and agriculture. Etowah and Marshall Counties have a highly diversified industry base with some 340 manufacturing and service companies. The largest employer in Etowah County is Goodyear Tire and Rubber Company, presently employing around 1,300 workers. In Talladega County, 17 miles from Etowah County, Honda Motor Company presently employs around 3,300 workers and plans to employ 4,300 at full capacity. Honda officials estimate that approximately 18% of the plant’s work forces are residents of Etowah County with approximately 10% coming from Marshall and Cherokee Counties. Through the current date, 18 Honda suppliers have located in Alabama, creating another 2000 jobs. Several other new projects and industries have been announced in the past year which could boost the economy in the Bank’s primary market area. According to the Alabama Department of Industrial Relations, the unemployment rates for December 2004 in Etowah, Cherokee, and Marshall Counties were 6.0%, 4.3% and 4.0%, respectively, compared to 5.4% for the state of Alabama.

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

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On January 20, 2005, The Southern Banc Company, Inc. declared a dividend in the amount of $.0875 per share payable on March 21, 2005 to stockholders of record at the close of business on February 25, 2005.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Press Release dated February 8, 2005 announcing results of operations for quarter ended December 31, 2004.

(b)	Reports on Form 8-K - Current Report on Form 8-K dated December 3, 2004, reporting under Item 4.01 (“Changes in Registrant’s Certifying Accountant”) change in certifying accountant and under Item 9.01 (“Financial Statements and Exhibits”) letter of KPMG LLP relating to such change.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SOUTHERN BANC COMPANY

Date: February 14, 2005	By:	/s/ Gates Little
Gates Little
President and Chief Executive Officer
(Principal Executive and Financial Officer)