Form 10KSB/A
period 2004-06-30
SOUTHERN BANC CO INC
filed 2005-04-01
CIK 946453

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

1

Purpose of Amendment No. 1

This amendment on Form 10-KSB/A amends the Annual Report on Form 10-KSB previously filed by the Registrant on September 28, 2004 for the fiscal year ended June 30, 2004. The purpose of this amendment is solely to provide disclosure of the city and state in which the Report of Independent Registered Public Accounting Firm dated August 3, 2004 was issued. This Form 10-KSB/A does not reflect events occurring after the date of filing of the original Form 10-KSB, or amend or update the other disclosures therein.

PART II

Item 7. Financial Statements

The financial statements required by this item are incorporated by reference to the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors’ Report in the portions of the Annual Report filed as Exhibit 13 to this Report.

2

Item 13. Exhibits, Lists and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report.

No.	Description
3.1 *	Certificate of Incorporation of The Southern Banc Company, Inc.(as amended)

3.2 **	Bylaws of The Southern Banc Company, Inc. (as amended)

4.1 ***	Specimen Common Stock Certificate of The Southern Banc Company, Inc.

4.2****	Rights Agreement

10.1 *****	Employment Agreements between The Southern Banc Company, Inc. and First Federal Savings and Loan Association of Gadsden and James B. Little, Jr.

10.2 *****	First Federal Savings and Loan Association of Gadsden Supplemental Executive Retirement Agreement

10.3 ******	The Southern Banc Company, Inc. 1996 Stock Option and Incentive Plan and trust

10.4 ******	First Federal Savings and Loan Association of Gadsden Management Recognition Plan and trust

10.5 *******	1997 Amendments to Employment Agreements between the Southern Banc Company, Inc. and First Federal Savings and Loan Association and James B. Little, Jr.

10.6 *******	Employment Agreements between The Southern Banc Company, Inc. and First Federal Savings and Loan Association of Gadsden and Gates Little.

10.7 ********	2001 Amendment to Employment Agreement between the Southern Banc Company, Inc. and Gates Little

10.8 ********	2000 Amendment to Employment Agreement between the Southern Bank Company and Gates Little

10.9 ********	2001 Amendment to Employment Agreement between the Southern Banc Company, Inc. and James B. Little, Jr.

10.10 ********	2000 Amendment to Employment Agreement between the Southern Bank Company and James B. Little, Jr.

10.11 *	2001 Amendment to Employment Agreement between the Southern Bank Company and Gates Little

10.12 *	2001 Amendment to Employment Agreement between the Southern Banc Company, Inc. and James B. Little, Jr.

10.13 *	2001 Amendment to Employment Agreement between the Southern Bank Company, Inc. and James B. Little, Jr.

13	Annual Report to Stockholders. Except for these portions of the Annual Report to Stockholders which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed “filed” as part of this Report - Filed herewith

14 *********	Code of Ethics

21 *********	Subsidiaries

23 *********	Consent of KPMG LLP

31	Rule 13a-14(a)/15d-14(a) Certifications - Filed herewith

32	Certification pursuant to 18 U.S.C. Section 1350 - Filed herewith

*	Incorporated by reference to Annual Report on Form 10-KSB for fiscal year ended June 30, 2001.
**	Incorporated by reference to Annual Report on Form 10-KSB for fiscal year ended June 30, 2003.
***	Incorporated by reference to Registration Statement on Form 8-A (No. 1-13964).
****	Incorporated by reference to Current Report on Form 8-K dated July 15, 1999.
*****	Incorporated by reference to Registration Statement on Form S-1 (No. 33-93218).
******	Incorporated by reference to Registration Statement on Form S-8 (No. 333-3546).
*******	Incorporated by reference to Annual Report on Form 10-KSB for fiscal year ended June 30, 1998.
********	Incorporated by reference to Quarterly Report on Form 10-QSB for fiscal quarter ended March, 31, 2001.
*********	Incorporated by reference to Annual Report on Form 10-KSB for fiscal year ended June 30, 2004.

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SOUTHERN BANC COMPANY, INC.

Date: April 1, 2005	By:	/s/ Gates Little
Gates Little
Chairman of the Board, President and Chief Executive Officer
(Duly Authorized Representative)

4