Form 10QSB
period 2005-03-31
SOUTHERN BANC CO INC
filed 2005-05-13
CIK 946453

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission File Number: 33-93218

The Southern Banc Company, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	63-1146351
(State of incorporation)	(I.R.S. Employer Identification No.)

221 S. 6th Street, Gadsden, Alabama	35901-4102
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (256) 543-3860

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days:    Yes  ☒    No  ☐

As of March 31, 2005, there were 889,998 shares of the registrant’s Common Stock, par value $0.01 per share, issued and outstanding.

Transitional small business disclosure format (check one):    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE SOUTHERN BANC COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar Amounts in Thousands)

	March 31, 2005	June 30, 2004
ASSETS

CASH AND CASH EQUIVALENTS	$4,298	$5,734

SECURITIES AVAILABLE FOR SALE, at fair value	60,221	56,717
SECURITIES HELD TO MATURITY, at amortized cost, fair value of $4,175 and $4,475, respectively	4,024	4,194
FEDERAL HOME LOAN BANK (FHLB) STOCK	509	792
LOANS HELD FOR SALE	0	0
LOANS RECEIVABLE, net of allowance for loan losses of $130 and $144, respectively	35,613	37,477
PREMISES AND EQUIPMENT, net	607	486
ACCRUED INTEREST AND DIVIDENDS RECEIVABLE	394	439
PREPAID EXPENSES AND OTHER ASSETS	608	514

TOTAL ASSETS	$106,274	$106,353

LIABILITIES

DEPOSITS	$82,842	$82,005
FHLB ADVANCES	6,500	6,916
OTHER LIABILITIES	67	179

TOTAL LIABILITIES	89,409	89,100

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share 500,000 shares authorized, shares issued and outstanding — none	0	0
Common stock, par value $.01 per share, 3,500,000 authorized, 1,454,750 shares issued	15	15
Additional paid-in capital	13,940	13,910
Unearned compensation	0	(71)
Shares held in trust, at cost, 51,519 and 34,799 shares, respectively	(894)	(495)
Retained earnings	11,482	11,341
Treasury stock, at cost, 564,752 and 562,452 shares, respectively	(7,385)	(7,347)
Accumulated other comprehensive income	(293)	(100)

TOTAL STOCKHOLDERS’ EQUITY	16,865	17,253

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,274	$106,353

The accompanying notes are an integral part of these condensed consolidated statements.

THE SOUTHERN BANC COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
INTEREST INCOME:
Interest and fees on loans	$$497	$542	$1,534	$1,689
Interest and dividends on securities available for sale	645	593	1,943	1,738
Interest and dividends on securities held to maturity	64	91	204	311
Other interest income	19	11	41	36

Total interest income	1,225	1,237	3,722	3,774

INTEREST EXPENSE:
Interest on deposits	493	422	1,426	1,352
Interest on borrowings	73	89	228	262

Total interest expense	566	511	1,654	1,614

Net interest income before provision for loan losses	659	726	2,068	2,160
Provision for loan losses	0	12	5	12

Net interest income after provision for loan losses	659	714	2,063	2,148

NON-INTEREST INCOME:
Fees and other non-interest income	48	50	129	144
Gain on sale of securities	0	62	33	62

Total non-interest income	48	112	162	206

NON-INTEREST EXPENSE:
Salaries and employee benefits	296	295	943	920
Office building and equipment expenses	43	45	123	114
Professional Services Expense	51	52	152	189
Data Processing Expense	61	56	173	161
Other operating expense	77	76	242	222

Total non-interest expense	528	524	1,633	1,606

Income before income taxes	179	302	592	748

PROVISION FOR INCOME TAXES	70	118	231	292

Net Income	$109	$184	$361	$456

EARNINGS PER SHARE:
Basic	$0.13	$0.21	$0.43	$0.51
Diluted	$0.13	$0.20	$0.42	$0.49

DIVIDENDS DECLARED PER SHARE	$0.0875	$0.0875	$0.2625	$0.2625

AVERAGE SHARES OUTSTANDING:
Basic	816,212	886,275	831,358	886,312
Diluted	833,280	917,533	851,585	921,929

The accompanying notes are an integral part of these condensed consolidated statements.

THE SOUTHERN BANC COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

	For The Nine Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$361	$456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35	34
Amortization, net	55	186
Amortization of unearned compensation	101	116
Provision for loan losses	5	12
Net gain on sale of secondary market loans	(7)	(14)
Gain on sale of securities	(33)	(62)
Proceeds from sale of secondary market loans	986	811
Loans originated for secondary market	(978)	(747)
Change in assets and liabilities:
Decrease in accrued interest & dividends receivable	45	97
Decrease in other assets	(94)	(9)
Increase in other liabilities	16	14

Net cash provided by operating activities	492	894

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities held to maturity	(1,000)	0
Purchases of securities available for sale	(17,800)	(20,653)
Proceeds from maturities, principal payments, and sales of securities available for sale	14,032	19,651
Proceeds from maturities and principal payments on securities held to maturity	1,175	2,434
Proceeds from sale of FHLB stock	283	94
Net loan repayments	1,859	1,190
Capital expenditures, net	(156)	(18)

Net cash provided by (used in) investing activities	(1,607)	2,698

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	837	(3,672)
Decrease in advance payments by borrowers for taxes and insurance	1	(1)
Purchase of Options to fund Trust	(864)	0
Dividends paid	(220)	(237)
Proceeds from exercise of stock options	380	237
Purchase of treasury stock	(38)	(452)
Decrease in FHLB advances, net	(417)	(417)

Net cash used in financing activities	(321)	(4,542)

Net decrease in cash and cash equivalents	(1,436)	(950)

CASH AND CASH EQUIVALENTS, beginning of period	5,734	9,393

CASH AND CASH EQUIVALENTS, end of period	$4,298	$8,443

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$50	$248

Interest	$1,653	$1,614

The accompanying notes are an integral part of these condensed consolidated statements.

THE SOUTHERN BANC COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2005 and June 30, 2004, and for the three and nine month periods ended March 31, 2005 and 2004, include the accounts of The Southern Banc Company, Inc. (the “Company”), and its wholly owned subsidiaries: The Southern Bank Company (the “Bank”) and First Service Corporation of Gadsden. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments (none of which are other than normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations for the three and nine month periods ended March 31, 2005 and 2004. The results of operations for the current interim period are not necessarily indicative of results expected for the entire fiscal year.

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

2. RETIREMENT AND SAVINGS PLANS

Employee Stock Ownership Plan (“ESOP”)

The Bank has an ESOP for eligible employees. The ESOP purchased 116,380 shares of the Company’s common stock with the proceeds of a $1,163,800 note payable from the Bank and secured by the Common Stock owned by the ESOP. Unearned compensation for the ESOP was charged to stockholders’ equity and is reduced ratably in connection with principal payments under the terms of the plan. Unearned compensation is reduced when compensation expense is recognized based on employee services rendered in relation to shares which are committed to be released. The compensation expenses recognized related to the ESOP were approximately $15,000 and $28,000 for the three month period and $75,000 and $93,000 for the nine month period ended March 31, 2005 and 2004, respectively. Unearned compensation related to the ESOP was approximately $105 and $71,000 at March 31, 2005 and June 30, 2004, respectively, and is shown as a reduction of stockholders’ equity in the accompanying consolidated statements of financial condition. The ESOP had 102,069 shares allocated and 3,084 shares unallocated at March 31, 2005 and 95,852 shares allocated and 11,485 shares unallocated at June 30, 2004.

Management Recognition Plan (“MRP”)

The Bank’s MRP provides for awards of common stock to directors and officers of the Bank. A trust was formed for the purpose of purchasing shares of stock in the open market for future awards of stock under the MRP. The aggregate fair market value of the shares purchased by the MRP is considered unearned compensation at the time of purchase and compensation is earned ratably over the stipulated vesting period. Unearned compensation related to the MRP is shown as a reduction to shareholders’ equity in the accompanying consolidated statements of condition. As of March 31, 2005, all awarded shares related to the MRP had been allocated to directors and officers of the Bank. The MRP held 14,430 unallocated shares at June 30, 2004. During the regular meeting of the Board of Directors held July 15, 2004, the Board voted to transfer the 14,430 unallocated shares from the Management Recognition Plan to the Stock Option and Incentive Plan.

Stock Option and Incentive Plan (“Option Plan”)

The Company has a stockholder approved Option Plan. The Option Plan provides for the grant of incentive stock options (ISO’s) to employees and non-incentive stock options (non-ISO’s) to non-employee directors. The exercise price is based on the market price of the common stock on the date of grant. A trust was formed for the purpose of purchasing shares of stock in the open market for issuance upon future exercises of stock options under the Option Plan. The Option Plan trust held 51,519 shares at March 31, 2005 and 34,799 shares at June 30, 2004. The Company awarded 139,630 options pursuant to the Option Plan. Under the Option Plan, 69,935 options have been exercised and 18,051 options have been forfeited as of March 31, 2005.

Simplified Employee Pension Plan (“SEP”)

The Company established a SEP for all employees who have completed one year of service, pursuant to Section 408(k) of the Internal Revenue Code of 1986. The Company makes a discretionary contribution to the SEP on an annual basis.

3. EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine month periods ended March 31, 2005 and 2004. Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the MRP and Stock Option plan trusts. Diluted earnings per share for the three and nine month periods ended March 31, 2005 and 2004, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the MRP and the Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the earnings per share calculations for the three and nine month periods ended March 31, 2005 and 2004:

	Income	Shares	Earnings Per Share
For the Three Months Ended March 31, 2005:

Basic Earnings	$109,000	816,212	$0.13

Dilutive Securities:
Stock Option Plan shares		17,068

Dilutive Earnings	$109,000	833,280	$0.13

For the Three Months Ended March 31, 2004:

Basic Earnings	$184,000	886,275	$0.21

Dilutive Securities:
Stock Option Plan shares		31,258

Dilutive Earnings	$184,000	917,533	$0.20

	Income	Shares	Earnings Per Share
For the Nine Months Ended March 31, 2005:

Basic Earnings	$361,000	831,358	$0.43

Dilutive Securities:
Stock Option Plan shares		20,227

Dilutive Earnings	$361,000	851,585	$0.42

For the Nine Months Ended March 31, 2004:

Basic Earnings	$456,000	886,312	$0.51

Dilutive Securities:
Stock Option Plan shares		35,617

Dilutive Earnings	$456,000	921,929	$0.49

4. COMPREHENSIVE INCOME

Comprehensive income is a measure of all non-owner changes in equity of an enterprise that result from transactions and other economic events of the period. This change in unrealized gain or loss serves to increase or decrease comprehensive income. The following table represents comprehensive income for the nine month periods ended March 31, 2005 and 2004:

	Nine Months Ended March 31,
	2005	2004
Net income	$361,000	$456,000

Other comprehensive income (loss), before taxes:
Unrealized holding gains (losses) on securities available for sale	(286,000)	(466,000)
Less: Reclassification adjustment for realized gains on investment securities available for sale	33,000	62,000

Total other comprehensive income (loss) before taxes	(253,000)	(404,000)

Total income tax (expense) benefit related to other comprehensive income	123,000	144,000

Total comprehensive income	$231,000	$196,000

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

7. SUBSEQUENT EVENT

On April 21, 2005, The Southern Bank Company, Inc. announced the declaration of a cash dividend of $.0875 per share payable on June 13, 2005 to stockholders of record on May 13, 2005.

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

Comparison of Financial Condition at March 31, 2005 and June 30, 2004.

Total assets decreased approximately $79,000, or 0.07%, from $106.4 million at June 30, 2004 to $106.3 million at March 31, 2005. During the period ended March 31, 2005, net loans decreased approximately $1.9 million, or 4.97%. The decrease in net loans was primarily attributable to loan repayments.

During the period ended March 31, 2005, securities available for sale increased approximately $3.5 million, or 6.18%, and securities held to maturity decreased approximately $170,000, or 4.05%. The net increase of approximately $3.3 million in investment securities was primarily attributable to normal maturities of securities held to maturity and reinvested through purchases of securities available for sale.

Cash and cash equivalents decreased approximately $1.4 million, or 25.04%, from $5.7 million at June 30, 2004 to $4.3 million at March 31, 2005. The change in cash and cash equivalents was primarily attributable to purchases of available for sale securities offset in part by a decrease in loans receivable.

The allowance for loan losses decreased approximately $14,000 during the nine month period ended March 31, 2005. The allowance for loan losses is based on management’s evaluation of loan losses inherent in the Bank’s loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Accrued interest and dividends receivable decreased approximately $45,000, or 10.25%, from $439,000 at June 30, 2004 to $394,000 at March 31, 2005 as a result of a decline in market rates and volume of underlying assets. Prepaid expenses and other assets increased approximately $94,000, or 18.29%, from $514,000 at June 30, 2004 to $608,000 at March 31, 2005 primarily as a result of an increase in real estate owned of approximately $82,000.

Total deposits increased approximately $837,000, or 1.02%, from $82.0 million at June 30, 2004 to $82.8 million at March 31, 2005. This increase was primarily attributable to the competitive interest rate market. During the period ended March 31, 2005, Federal Home Loan Bank (“FHLB”) advances decreased approximately $416,000, or 6.02%. The Company uses FHLB advances from time to time to purchase investment securities or fund lending activities. During the period ended March 31, 2005, other liabilities decreased approximately $112,000, or 62.57%, from $179,000 at June 30, 2004 to $67,000 at March 31, 2005. The decrease in other liabilities was primarily attributable to a decrease in prepaid federal income taxes of approximately $105,000.

Total equity decreased approximately $388,000, or 2.25%, from $17.2 million at June 30, 2004 to $16.9 million at March 31, 2005. This change was primarily attributable to an increase in retained earnings, amortization of unearned compensation and stock option exercises, offset by the payment of common stock dividends, and a decrease in accumulated other comprehensive income due to a decrease in unrealized gains on securities available for sale.

Comparison of Results of Operations for the Three and Nine Months Ended March 31, 2005 and 2004.

The Company reported net income for the three and nine month periods ended March 31, 2005 of $109,000 and $361,000, respectively. Net income for the three month period decreased approximately $75,000, or 40.76%, from $184,000 at March 31, 2004 to $109,000 at March 31, 2005. For the nine month period, net income decreased approximately $95,000, or 20.83%, from $456,000 at March 31, 2004 to $361,000 at March 31, 2005. The decrease in net income for the three and nine month period was primarily attributable to decreases in the net interest margin, sale of securities and customer service fees accompanied by increases in salaries, benefits and expenses related to operating and teller system upgrades.

Net Interest Income. Net interest income for the three month period ended March 31, 2005 decreased approximately $67,000, or 9.23%, as compared to the three month period ended March 31, 2004. For the nine month period ended March 31, 2005, net interest income decreased approximately $92,000, or 4.26%, as compared to the nine month period ended March 31, 2004. The change in net interest income for the three and nine month periods was primarily attributable to a decrease in interest and fees on loans offset in part an increase in interest on deposits during a period of increasing interest rates. Total interest income decreased approximately $12,000, or 0.97%, and $52,000, or 1.38%, for the three and nine month periods ended March 31, 2005, respectively, as compared to the same period in 2004.

Provision for Loan Losses. For the nine month period ended March 31, 2005, the provision for loan losses increased approximately $7,000, or 58.33%, as compared to the nine month period ended March 31, 2004. For the three month period ended March 31, 2005, the provision for loan losses decreased approximately $12,000. No provision for loan losses was recorded for the three month period ended March 31, 2004. The allowance for loan losses is based on management’s evaluation of loan losses inherent in the Bank’s loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Non-interest Income. Non-interest income decreased approximately $64,000, or 57.14%, from $112,000 for the three month period ended March 31, 2004 to $48,000 for the three month period ended March 31, 2005. For the nine month period ended March 31, 2005, non-interest income decreased approximately $44,000, or 21.36%, from $206,000 for the nine month period ended March 31, 2004 to $162,000. The decrease in non-interest income for the nine month period ended March 31, 2005 was primarily attributable to a decrease in the gain on sale of securities of approximately $29,000 and a decrease in mortgage origination fees of approximately $14,000.

Non-interest Expense. Non-interest expense increased approximately $4,000, or 0.76%, from $524,000 for the three month period ended March 31, 2004 to $528,000 for the three month period ended March 31, 2005. For the nine month period ended March 31, 2005, non-interest expense increased approximately $27,000, or 1.68%. Salaries and employee benefits increased approximately $2,000, or 0.34%, for the three month period ended March 31, 2005, as compared with the three month period ended March 31, 2004. For the nine month period ended March 31, 2005, salaries and benefits increased approximately $23,000, or 2.50%, as compared with the nine month period ended March 31, 2004. The increases in salaries and employee benefits for the three and nine month periods ended March 31, 2005 were primarily attributable to salary adjustments and other increases in benefit expenses. Other non-interest expenses increased by $3,000, or 1.31%, and $4,000, or 0.58%, for the three and nine month periods ended March 31, 2005 and 2004, respectively. The increases in other operating expenses were primarily attributable to an increase in expenses relating to a teller platform and operating system upgrade.

Provision for Income Taxes. Income tax expense was $70,000 for the three month period ended March 31, 2005 compared to $118,000 for the three month period ended March 31, 2004. For the nine month period ended March 31, 2005, income tax expense was $231,000, as compared to $292,000 for the nine month period ended March 31, 2004, resulting in effective tax rates of approximately 39% for 2005 and 2004.

Liquidity and Capital Resources. As a holding company, the Company conducts its business through its subsidiary, the Bank. The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision (“OTS”). This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank’s average liquidity ratio well exceeded the required maximums at and during the three and nine month periods ended March 31, 2005. The Bank adjusts its liquidity levels in order to meet the funding needs of deposit outflows and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

The Bank is required to maintain certain levels of regulatory capital. At March 31, 2005, the Bank exceeded all minimum regulatory capital requirements.

Asset Classification, Allowances for Losses and Non-performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality periodically. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the market value of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but possess credit deficiencies or potential weaknesses. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified as a loss, an institution must either establish a specific allowance for the loss in the amount of the portion of the asset classified as such, or charge off that amount. Federal examiners may disagree with an institution’s classifications. If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors of the Bank reviews and approves all classifications on a monthly basis. At March 31, 2005, the Bank had $66,665 of assets classified as substandard and $261,686 of assets designated as special mention. There were no assets designated as doubtful or loss at March 31, 2005.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Nine Months Ended March 31,
	(Dollar Amounts in Thousands)
	2005	2004
Balance at beginning of period	$144	$140
Charge-offs	(20)	(8)
Recoveries	1	0
Provision for loan losses	5	12

Balance at end of period	$130	$144

Ratio of net charge-offs during the period to average loans outstanding during the period	0.06%	0.02%

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated.

	At March 31,
	2005	2004
	(Dollar Amounts in Thousands)
Loans accounted for on a non-accrual basis:(1)
Real estate loans:
One-to-four-family residential	$46	$72
Non-residential	—	—
Consumer, commercial and savings account loans	21	42
Other loans	—	—

Total	$67	$114

Accruing loans which are contractually past due 90 days or more:
Real Estate loans:
One-to-four-family residential	$—	$—
Non-residential	—	—
Consumer, commercial and savings account loans	—	—
Other loans	—	—

Total	$—	$—

Total of non-accrual and accruing loans 90 days past due loans	$67	$114

Percentage of total loans	0.19%	0.30%

Other non-performing assets(2)	$—	$—

Percentage of total assets	0.06%	0.11%

(1)	The Bank ceases accrual of interest on a loan when payment on the loan is delinquent in excess of 90 days. Income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments has been reestablished, in which case the loan is returned to accrual status.
(2)	Other non-performing assets may include real estate or other assets acquired by the Bank through foreclosure or repossession. Real estate owned is recorded at the lower of the recorded investment in the loan or fair value of the property, less estimated costs of disposition.

Market Area

The Bank considers its primary market area to consist of Etowah, Cherokee, and Marshall counties in Northeast Alabama. The Bank’s four offices are located in these three counties. The City of Gadsden, where the Bank’s main office is located, is in Etowah County, approximately 60 miles northeast of Birmingham, Alabama. Etowah County, with an area of approximately 555 square miles, is the second smallest of Alabama’s 67 counties in area, but ranks ninth in population. According to 2004 Census Bureau data, the combined population of Etowah, Cherokee and Marshall Counties was approximately 213,000.

The economy in the Bank’s market area includes a mixture of manufacturing and agriculture. The largest employer in Etowah County is Goodyear Tire and Rubber Company, presently employing around 1,400 workers. In Talladega County, 17 miles from Etowah County, Honda Motor Company began automobile and engine production in November 2001. Approximately 900 jobs were awarded to Etowah county residents as a result of the Honda Plant, suppliers, and economic opportunities for local businesses. In July 2002, Honda Motor Company announced a second expansion to the manufacturing plant that began production in April 2004. The second expansion doubled production and increased the work force of the plant from 2,400 to 3,700 jobs. Honda officials estimate that approximately 20% of the plant’s work force are residents of Etowah County with approximately 9% coming from Marshall and Cherokee Counties. Through the current date, 18 Honda suppliers have located in Alabama, creating another 2000 jobs. Several other new projects and industries have been announced in the past year which could boost the economy in the Bank’s primary market area. According to the Alabama Department of Industrial Relations, the unemployment rates for January 2005 in Etowah, Cherokee, and Marshall Counties were 6.1%, 5.2% and 4.7%, respectively, compared to 5.3% for the state of Alabama.

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

Effective with its fiscal year ending June 30, 2007, the Company will become subject to Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management to assess and report on the effectiveness of the Company’s internal controls over financial reporting. Additionally, it requires the Company’s independent registered public accounting firm to report on management’s assessment as well as report on its own assessment of the effectiveness of the Company’s internal controls over financial reporting. Management is currently establishing policies and procedures to assess and report on internal controls, and will retain an outside firm to assist it in determining the effectiveness of the Company’s internal controls over financial reporting. It is anticipated that the additional cost of such compliance activities in 2006 will be approximately $50,000. There can be no assurance as to the successful completion of such assessment and as to the reported results offered by management and the independent registered public accounting firm. Inability to complete the assessment and unfavorable reports could have an adverse affect on the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is a party to various legal proceedings incidental to its business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

On May 10, 2005, the Company announced its results of operations for the quarter and nine months ended March 31, 2005. A copy of the related press release is attached as Exhibit 99.1 hereto and is incorporated herein by reference.

Item 5. Other Information

On April 21, 2005, the Company announced the declaration of a cash dividend of $.0875 per share payable on June 13, 2005 to stockholders of record on May 13, 2005.

Item 6. Exhibits

Exhibit 31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Press Release dated May 10, 2005 announcing results of operations for quarter and nine months ended March 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SOUTHERN BANC COMPANY

Date: May 13, 2005	By:	/s/ Gates Little
Gates Little
President and Chief Executive Officer
(Principal Executive and Financial Officer)