Form 10KSB
period 2005-06-30
SOUTHERN BANC CO INC
filed 2005-09-28
CIK 946453

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

Not Applicable

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Registrant’s revenues for the fiscal year ended June 30, 2005: $5,502,723

The aggregate market value of the 575,435 shares of Common Stock of the registrant issued and outstanding held by non-affiliates was approximately $9.7 million based on the closing sales price of $16.80 per share of the registrant’s Common Stock on September 22, 2005 as listed on the OTC Bulletin Board® (“OTCBB”). For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant’s outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of September 22, 2005: 859,660

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the part of this report into which the document is incorporated:

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2005 (the “Annual Report”). (Parts I and II)

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

The holding company structure permits the Company to expand the financial services offered through the Bank. As a holding company, the Company has greater flexibility than the Bank to diversify its business activities through existing or newly formed subsidiaries or through acquisition or merger with other financial institutions. The Company qualifies as a unitary savings institution holding company and is subject to regulation by the Office of Thrift Supervision (“OTS”). The Company’s principal business is the business of the Bank. At June 30, 2005, the Company had total consolidated assets of $104.8 million, deposits of $81.7 million, net loans receivable of $35.5 million and stockholders’ equity of $16.7 million, or 15.9% of total assets.

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

Market Area

The Bank considers its primary market area to consist of Etowah, Cherokee, and Marshall Counties in Northeast Alabama. The Bank’s four offices are located in these three counties. The City of Gadsden, where the Bank’s main office is located, is in Etowah County, approximately 60 miles northeast of Birmingham, Alabama. Etowah County, with an area of approximately 555 square miles, is the second smallest of Alabama’s 67 counties in area, but ranks ninth in population. According to 2004 Census Bureau data, the combined population of Etowah, Cherokee and Marshall Counties was approximately 211,162.

The economy in the Bank’s market area includes a mixture of manufacturing and agriculture. The largest employer in Etowah County is Goodyear Tire and Rubber Company, presently employing around 1,400 workers. In Talladega County, 17 miles from Etowah County, Honda Motor Company began automobile and engine production in November 2001. Presently Honda employs approximately 4,400 workers. Honda officials estimate that approximately 20% of the plant’s work forces are residents of Etowah County with approximately 9% coming from Marshall and Cherokee Counties. Several other new projects and industries have been announced in the past year which could boost the economy in the Bank’s primary market area. According to the Alabama Department of Industrial Relations, the unemployment rates for June 2005 in Etowah, Cherokee, and Marshall Counties were 5.1%, 4.9% and 4.2%, respectively, compared to 4.4% for the state of Alabama.

Competition

The Bank experiences substantial competition both in attracting and retaining savings deposits and in the making of mortgage and other loans.

Direct competition for savings deposits comes from other savings institutions, credit unions, regional bank holding companies and commercial banks located in its primary market area. Significant competition for the Bank’s other deposit products and services come from money market mutual funds and brokerage firms. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions. Competition for origination of real estate loans normally comes from other savings institutions, commercial banks, credit unions, mortgage bankers, and mortgage brokers.

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

At June 30, 2005, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was approximately $4.1 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was approximately $434,000.

Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated. At June 30, 2005, the Bank had no concentrations of loans exceeding 10% of total loans that are not disclosed below.

	At June 30,
	2005		2004
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Real estate loans:
One-to-four-family residential	$24,598	68.76%	$27,542	72.69%
Non-residential	1,299	3.63	1,164	3.07
Consumer loans(1)	7,729	21.60	8,055	21.26
Commercial loans	1,306	3.65	413	1.09
Savings account loans	843	2.36	714	1.89

Total gross loans	35,775	100.00%	37,888	100.00%

Less:

Unearned income	83		246
Deferred loan fees (costs), net	25		21
Allowance for loan losses	136		144

Total	$35,531		$37,477

(1)	Consumer loans include home equity line of credit loans of approximately $1,747,000 and $2,135,000, at June 30, 2005 and 2004, respectively.

The following table sets forth information at June 30, 2005 regarding the dollar amount of loans maturing or repricing in the Bank’s portfolio, based on contractual terms to maturity or repricing period. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Due Within 1 Year After 6/30/05	Due After 1 through 5 Years After 6/30/05	Due After 5 Years After 6/30/05	Total
	(In thousands)
Real estate mortgage	$721	$1,564	$23,612	$25,897
Consumer, commercial and savings account loans	3,617	4,681	1,580	9,878

Total	$4,338	$6,245	$25,192	$35,775

The following table sets forth at June 30, 2005, the dollar amount of gross loans due after one year after that date, based upon contractual maturity dates or period to reprice, and whether such loans have fixed or adjustable rates.

	Predetermined Rate	Floating or Adjustable Rates
	(In thousands)
Real estate	$25,695	$202
Consumer, commercial and savings account loans	7,598	2,280

Total	$33,293	$2,482

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

Originations, Purchases and Sales of Loans. The Bank’s loans are primarily originated by salaried loan officers of the Bank, although, from time to time, the Bank purchases loans. During fiscal 2005, the Bank purchased no loans. During the fiscal year ended June 30, 2005, the Bank originated and sold a total of $1,657,140 in loans to the secondary market.

One-to-Four-Family Residential Lending. Historically, the Bank’s principal lending activity has been the origination of fixed rate loans secured by first mortgages on existing one-to-four-family residences in the Bank’s market area. The purchase price or appraised value of most of such residences generally has been between $58,000 and $391,000, with the Bank’s loan amounts averaging approximately $79,000. At June 30, 2005, $24.6 million, or 68.8%, of the Bank’s total loans were secured by one-to-four-family residences, a substantial portion of which were existing, owner-occupied, single-family residences in the Bank’s market area. At June 30, 2005, $25.7 million, or 99.2% of the Bank’s real estate loans, had fixed rates, and $202,000 or 0.80%, had adjustable rates.

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

The Bank previously offered a mortgage loan product which provided for a term of up to 21 years with the interest rate increasing one percentage point every seven years. This increase is not contingent upon any corresponding increase in market interest rates. As of June 30, 2005, the Bank had originated $7.4 million of these graduated rate loans. The Bank no longer offers the graduated rate loan program.

The Bank’s lending policies generally limit the maximum loan-to-value ratio on one-to-four-family residential mortgage loans secured by owner-occupied properties to 100% of the lesser of the appraised value or purchase price. The Bank’s lending policies generally require private mortgage insurance for any loan that exceeds an 80% loan-to-value ratio.

The Bank has not originated any adjustable rate, one-to-four-family residential mortgage loans in recent years. However, total loans at June 30, 2005 included adjustable rate, one-to-four-family residential loans with an aggregate principal balance of $202,000, substantially all of which were purchased during fiscal 1996. The rates at which interest accrues on these loans are adjustable annually, generally with limitations on adjustments of 2.0% per adjustment period and 6.0% - 6.5% over the life of the loan. While such loans may include initial discounted rates, they were underwritten and borrowers were qualified based on the fully indexed interest rate. The Bank’s adjustable rate loans do not permit negative amortization.

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

Consumer Lending. At June 30, 2005, the Bank’s total consumer loan portfolio was approximately $9.9 million and consisted primarily of new and used automobile loans, home equity lines of credit, and both secured and unsecured demand loans. These loans totaled approximately $4.2 million, $1.8 million, $3.8 million and $127,000, respectively, at June 30, 2005. Management plans to continue the Bank’s expansion of these programs as part of the Bank’s plan to provide a wider range of financial services to the Bank’s customers while increasing the Bank’s portfolio yields.

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

Asset Classification, Allowances for Losses and Non-performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, an institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with an institution’s classifications. If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications on a monthly basis. At June 30, 2005, the Bank had no assets classified as loss, no assets classified as doubtful, $36,193 of assets classified as substandard and $152,533 of assets designated as special mention.

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

At the date of foreclosure or other repossession, the Bank transfers the property to real estate acquired in settlement of loans at the lower of recorded investment in the loan or fair value, net of estimated cost of disposition. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through an appraisal at the time of foreclosure. Any amount of the recorded investment in the loan in excess of fair value is charged-off against the allowance for loan losses. Subsequent to foreclosure, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate may be recorded if certain conditions are met. At June 30, 2005, the Bank held $5,627 in real estate owned pending settlement.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Years Ended June 30,
	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$144	$140
Charge-offs	(27)	(7)
Recoveries	3	0
Provision for loan losses	15	11

Balance at end of period	$135	$144

Ratio of net charge-offs during the period to average loans outstanding during the period	0.08%	0.02%

The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At June 30,
	2005		2004
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to four-family residential	$50	68.60%	$55	73.41%
Non-residential	—	3.63	—	2.25
Consumer, commercial and savings account loans	85	27.77	89	24.34

Total allowance for loan losses	$135	100.00%	$144	100.00%

The Bank ceases accrual of interest on a loan when payment on the loan is delinquent in excess of 90 days. Income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments has been reestablished, in which case the loan is returned to accrual status.

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated.

	At June 30,
	2005	2004
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:(1)
Real estate loans:
One-to-four-family residential	$8	$109
Non-residential	—	—
Consumer, commercial and savings account loans	22	34
Other loans	—	—

Total	$30	$143

Accruing loans which are contractually past due 90 days or more:
Real Estate loans:
One-to-four-family residential	$—	$—
Non-residential	—	—
Consumer, commercial and savings account loans	—	—
Other loans	—	—

Total	$—	$—

Total of non-accrual and accruing loans 90 days past due loans	$30	$143

Percentage of total loans	0.08%	0.38%

Other non-performing assets(2)	$6	$—

Percentage of total assets	0.03%	0.14%

(1)	The Bank ceases accrual of interest on a loan when payment on the loan is delinquent in excess of 90 days. Income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments has been reestablished, in which case the loan is returned to accrual status.
(2)	Other non-performing assets may include real estate or other assets acquired by the Bank through foreclosure or repossession. Real estate owned is recorded at the lower of the recorded investment in the loan or fair value of the property, less estimated costs of disposition.

Neither cash basis interest income nor interest income foregone on non-accrual loans was considered significant for the years ended June 30, 2005 and June 30, 2004.

At June 30, 2005, management had identified no loans which were not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms.

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

Securities designated as “available for sale” are carried at their fair value with unrealized gains or losses, net of tax effect, recognized in equity. At June 30, 2005, investment securities with an aggregate amortized cost of approximately $59.8 million and an aggregate fair value of approximately $59.4 million were included in the portfolio of securities designated as available for sale. The aggregate impact on equity was a net decrease of approximately $114,000 for the year ended June 30, 2005. The net unrealized pre-tax loss on securities available for sale at June 30, 2005 was approximately $402,000. For additional information, see Consolidated Statements of Stockholders’ Equity and Note 2 to Consolidated Financial Statements in the Annual Report filed as Exhibit 13 to this Report. Securities designated as “held to maturity” are those assets which the Bank has the ability and management has the intent to hold to maturity and are carried at amortized cost. At June 30, 2005, securities designated as held to maturity had an aggregate amortized cost of approximately $3.7 million and an aggregate fair value of approximately $3.8 million. Upon acquisition, securities are classified as to the Bank’s intent.

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

The Bank’s mortgage-backed securities portfolio consists primarily of seasoned fixed-rate and adjustable rate mortgage-backed securities. At June 30, 2005, the Bank had approximately $2.7 million in mortgage-backed securities which are considered to be held to maturity and which are insured or guaranteed by FNMA, FHLMC or GNMA. At June 30, 2005, the carrying value of mortgage-backed securities designated as available for sale was approximately $44.9 million and the carrying value of U.S. Government agency securities designated as available for sale and U. S. Treasury securities was approximately $7.9 million. See Notes 2 and 3 of Notes to Consolidated Financial Statements in the Annual Report.

The following table sets forth the carrying value of the Bank’s investment portfolio at the dates indicated.

	At June 30,
	2005	2004
	(In thousands)
Securities available for sale:(1)
U.S. Treasury securities	$—	$—
U.S. Government agency securities	7,659	7,006
Mortgage-backed securities	44,345	46,942
Other	7,399	2,769

Total securities available for sale	$59,403	$56,717

Securities held to maturity:(2)
U.S. Government agency securities	$—	$61
Mortgage-backed securities	2,656	4,133
Other	1,004	0

Total securities held to maturity	$3,660	$4,194

Total securities	$63,063	$60,911

(1)	The carrying value is the approximate fair value of the security at each reporting date.
(2)	The carrying value is the amortized cost of the security at each reporting date.

The following table sets forth information regarding the scheduled maturities, amortized costs, fair values and weighted average yields for the Bank’s investment securities at June 30, 2005.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Amortized Cost	Fair Value	Average Yield
	(Dollars in Thousands)
Securities available for sale:(1)
U.S. Government agency Securities	$—	0.0%	$2,944	3.4%	$1,019	5.0%	$3,697	4.0%	$7,934	$7,660	3.9%
Mortgage-backed securities	108	6.0	4,267	4.7	10,658	4.6	29,311	4.8	44,915	44,344	4.7
Other(3)	12	6.9	255	6.8	6,504	4.6	628	6.2	6.957	7,399	4.8

Total securities available for sale	$120	6.1%	$7,466	4.3%	$18,181	4.6%	$33,636	4.7%	$59,806	$59,403	4.6%

Securities held to maturity:(2)
Mortgage-backed securities	$51	7.0%	$1,562	6.9%	$496	7.4%	$547	7.6%	$2,656	$2,781	7.1%
Other	1,000	3.1	4	—	—	—	—	—	1,004	1,004	3.1

Total securities held to maturity	$1,051	3.3%	$1,566	6.9%	$496	7.4%	$547	7.6%	$3,660	$3,785	6.0%

Total securities	$1,171	3.6%	$9,032	4.7%	$18,677	4.7%	$34,183	4.8%	$63,466	$63,188	4.7%

(1)	Carrying value of securities available for sale is their approximate fair value at the reporting date. Average yield on securities available for sale is based on their amortized historical costs at the reporting date.
(2)	Carrying value of securities held to maturity is their amortized historical cost at their reporting date. Average yield on securities held to maturity is based on their amortized historical cost at the reporting date.
(3)	Other securities include the Bank’s investment in other common stock.

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

Deposits in the Bank as of June 30, 2005 were represented by the various programs described below.

Interest Rate	Minimum Term	Category	Minimum Amount	Balances	Percentage of Total Savings
			(In thousands)
0.250%	None	NOW Accounts	$100	$460	0.56%
0.312	None	Passbook Statement Accounts	100	3,305	4.04
0.499	None	Gold Star Savings Account	100	1,571	1.92
0.250	None	Money Market Deposit Account	1,500	93	0.11
0.250	None	High Yield Account	100	1,004	1.23
0.250	None	Best Checking Account	50	90	0.11
0.248	None	Merit Checking	50	774	0.95
0.250	None	Classic 55 Checking	50	1,792	2.19
0.000	None	Free Checking	—	145	0.18
0.000	None	Business Checking	50	298	0.36
0.249	None	First Checking	50	4,382	5.36
2.976	None	Premium MMDA	10,000	7,973	9.75

		Certificates of Deposit

1.794%	91 Days	3-Month Money Market	1,000	254	0.31%
1.632	5 Month	Fixed Term, Fixed Rate	1,000	535	0.66
1.000	182 Days	6-Month Money Market	1,000	243	0.30
1.971	7 Month	Fixed Term, Fixed Rate	1,000	471	0.58
1.000	8 Month	Fixed Term, Fixed Rate	1,000	12	0.01
1.000	9 Month	Fixed Term, Fixed Rate	1,000	2	0.00
1.000	10 Month	Fixed Term, Fixed Rate	1,000	44	0.05
1.000	12 Month	Fixed Term, Fixed Rate	1,000	339	0.41
1.264	14 Month	Fixed Term, Fixed Rate	1,000	620	0.76
1.500	18 Month	Fixed Term, Fixed Rate	1,000	224	0.27
2.356	18 Month-IRA	Fixed Term, Fixed Rate - IRA	250	786	0.96
2.495	20 Month	Fixed Term, Fixed Rate	1,000	6,322	7.73
2.164	24 Month	Fixed Term, Fixed Rate	1,000	3,212	3.93
1.692	30 Month	Fixed Term, Fixed Rate	1,000	6,596	8.07
2.265	36 Month	Fixed Term, Fixed Rate	1,000	1,263	1.55
2.090	48 Month	Fixed Term, Fixed Rate	1,000	9,329	11.41
3.136	60 Month	Fixed Term, Fixed Rate	1,000	16,179	19.79
4.151	72 Month	Fixed Term, Fixed Rate	1,000	108	0.13
2.095	96 Month	Fixed Term, Fixed Rate	1,000	7	0.01
5.227	120 Month	Fixed Term, Fixed Rate	1,000	39	0.05
2.815	3-Month-State	Fixed Term, Fixed Rate	1,000	1,325	1.62
2.732	11 Month	Fixed Term, Fixed Rate	1,000	11,576	14.16
1.000	17 Month	Fixed Term, Fixed Rate	1,000	255	0.31
1.000	19 Month	Fixed Term, Fixed Rate	1,000	109	0.13

		Total		$81,737	100.00%

The following tables set forth the average balances and average interest rates paid for deposits in the Bank as of the dates indicated.

	Years Ended June 30,
	2005			2004
	Passbook Savings	Interest- Bearing Demand Deposits	Certificates of Deposit	Passbook Savings	Interest- Bearing Demand Deposits	Certificates of Deposit
	(Dollars in thousands)
Average balance	$5,393	$16,366	$60,737	$5,937	$15,450	$60,147
Average interest rate	0.57%	1.32%	2.80%	0.72%	0.59%	2.73%

The following table sets forth the certificates of deposit in the Bank classified by rates at the dates indicated.

	At June 30,
	2005	2004
	(In thousands)
0.01 – 2.00%	$6,945	$20,525
2.01 – 4.00%	47,369	36,405
4.01 – 6.00%	5,535	3,458
6.01 – 8.00%	0	0

	$59,849	$60,388

The following table indicates the amount of the certificates of deposit of $100,000 or more in the Bank by time remaining until maturity at June 30, 2005.

Maturity Period	Certificates of Deposits
(In thousands)
Three months or less	$3,122
Over three through six months	1,284
Over six through twelve months	2,152
Over twelve months	7,537

Total	$14,095

Borrowings. Savings deposits historically have been the primary source of funds for the Bank’s lending, investment and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. As of June 30, 2005, Federal Home Loan Bank advances were approximately $6.1 million.

Subsidiary Activities

Federally chartered savings institutions are permitted to invest up to 2% of their assets in subsidiary service corporations, plus an additional 1% in subsidiaries engaged in specific community purposes. Under such limitation, as of June 30, 2005, the Bank was authorized to invest approximately $2.0 million in the stock of or loans to subsidiaries. The Bank currently does not have a subsidiary.

REGULATION

The following discussion is intended to be a summary of certain statutes, rules and regulations affecting the Company and the Bank. A number of other statutes and regulations have an impact on their operations. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “SOX Act”) provides for sweeping changes with respect to corporate governance, accounting policies and disclosure requirements for public companies, and also for their directors and officers. The SOX Act required the SEC to adopt new rules to implement its requirements, including new financial reporting requirements and rules concerning corporate governance. SEC rules require a reporting company’s chief executive and chief financial officers to certify certain financial and other information included in the company’s quarterly and annual reports. The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the company’s disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about the company’s controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation. Certifications by the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the financial statements and other information are included as an exhibit to this Form 10-KSB. See Item 8A. “Controls and Procedures” hereof for the Company’s evaluation of disclosure controls and procedures. The certifications required by Section 906 of the SOX Act also have been filed as an Exhibit to this Form 10-KSB.

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

Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. At June 30, 2005, the Bank was in compliance with its regulatory capital requirements.

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

In addition to the above regulatory capital requirements, the OTS’ prompt corrective action regulation classifies savings institutions by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any savings institution that fails to meet the regulation’s capital standards. Under this regulation, a ‘well capitalized” savings institution is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A savings institution is deemed “adequately capitalized” category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” depending on their capital levels. A savings institution that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At June 30, 2005, the Bank was classified as “well capitalized.”

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

Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender (“QTL”) tests. To qualify as a QTL, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner’s Loan Act by maintaining at least 65% of its “portfolio assets” in certain “Qualified Thrift investments” (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At June 30, 2005, the Bank was in compliance with its QTL requirement.

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

Loans to One Borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution’s unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At June 30, 2005, the Registrant’s lending limit for loans to one borrower was approximately $4.1 million and had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank’s advances from the FHLB. At June 30, 2005, the Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 2005, the Bank was in compliance with these Federal Reserve Board requirements.

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

Earnings appropriated to the Bank’s tax bad debt reserves and claimed as tax deductions will not be available for the payment of cash dividends or other distributions to the Company (including distributions made upon dissolution or liquidation), unless the Bank includes the amounts distributed in taxable income, along with the amounts deemed necessary to pay the resulting federal income tax. At June 30, 2005, the Bank had approximately $2.8 million of pre-1988 accumulated bad debt reserves for which federal income taxes have not been provided.

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

Employees

As of June 30, 2005, the Company and the Bank had 31 full-time employees none of whom was represented by a collective bargaining agreement.

Item 2. Description of Property

The following table sets forth information regarding the Bank’s offices at June 30, 2005.

	Year Opened	Net Book Value at June 30, 2004	Approximate Square Footage	Owned or Leased
Main Office:
221 South 6th Street Gadsden, Alabama 35901	1968	$182,816	6,500	Owned

Branch Offices:
202 Sand Mountain Drive Albertville, Alabama 35950	1965	883	1,405	Leased

2204 Henry Street Guntersville, Alabama 35976	2000	206,818	1,100	Owned

390 W. Main Street Centre, Alabama 35960	1994	57,257	2,263	Owned

The net book value of the Bank’s investment in furnishings and equipment totaled $161,066 at June 30, 2005.

Item 3. Legal Proceedings

From time to time, the Bank is a party to various legal proceedings incident to its business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

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

The following table details stock repurchases by the Company during the quarter ended June 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1-30, 2005	500	$15.50	—	—
May 1-31, 2005	2,038	$15.46	—	—
June 1-30, 2005	27,800	$17.99	27,800	3,450

Total	30,338	$17.21	27,800	3,450

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

Item 8A. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 8B. Other Information

On September 28, 2005, the registrant announced its results of operations for the quarter and fiscal year ended June 30, 2005. A copy of the press release is attached as Exhibit 99 to this Annual Report on Form 10-KSB and is incorporated by reference.

PART III

Item 9. Directors and Executive Officers of the Registrant

General

The Nominating and Corporate Governance Committee of the Board of Directors has nominated Thomas F. Dowling, III, Gates Little and Fred Taylor to serve as directors for a three-year period. All nominees are currently members of the Board and will be considered and voted upon at the Annual Meeting of the Stockholders to be held on November 9, 2005.

The following table sets forth the names of the nominees for election as directors and the directors whose terms expire in future years. Also set forth is certain other information with respect to each person’s age, the year he first became a director, the expiration of his term as a director, and the number and percentage of shares of Common Stock beneficially owned.

Name	Age at June 30, at 2005	Year First Elected as Director (1)		Current Term to Expire	Shares of Common Stock Beneficially Owned at the Record Date (2)	Percent of Class
BOARD NOMINEES FOR TERMS TO EXPIRE IN 2007
Thomas F. Dowling, III	68	1972		2005	12,123	1.4%
Gates Little	35	1994		2005	49,214	5.7%
Fred Taylor	78	1993		2005	13,962	1.6%

DIRECTORS CONTINUING IN OFFICE
Craig G. Cantrell	76	1961		2006	12,271	1.4%
James B. Little, Jr.	75	1957		2006	63,123	7.3%
Grady Gillam	81	1989		2007	14,451	1.7%
Rex G. Keeling, Jr.	62	1974		2007	8,542	1.0%
James B. Little, III	44	2000	(3)	2007	1,454	0.2%

(1)	Except for James B. Little, III, includes term of office as director of the Bank prior to formation of the Company as holding company for the Bank. All directors, other than James B. Little, III, were initially appointed as directors of the Company in 1995 in connection with the incorporation of the Company and also serve as directors of the Bank.
(2)	Includes exercisable stock options for 10,455, 1,362, 4,771, 9,407, 2,600, 6,362 and 291 shares held by Messrs. Gates Little, Taylor, Cantrell, Little, Jr., Gillam, Keeling, and Little III, respectively; does not include unallocated shares held by the ESOP; does not include shares held by the Company’s stock option and incentive plan trust. See “Voting Securities and Beneficial Ownership” above.
(3)	James B. Little, III was appointed to the Board of Directors of the Company in 2000 to fill a vacancy. He does not serve as a director of the Bank.

Set forth below is information concerning the Company’s nominees for election as directors and continuing directors. Unless otherwise stated, all directors have held the positions indicated for at least the past five years.

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

Craig G. Cantrell is a retired physician. From 1957 to 1994, Dr. Cantrell was in private practice specializing in internal medicine. Dr. Cantrell is a Deacon of the First Baptist Church in Gadsden.

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

Rex G. Keeling, Jr. is a pharmacy consultant and former pharmacy owner for over 30 years. Mr. Keeling is an investor in residential and commercial real estate. He also serves as a volunteer football coach for local high schools and colleges. Mr. Keeling serves on The Riverview Medical Center Hospital Board, in Gadsden, Alabama.

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

Corporate Governance and Other Matters

Board of Director and Stockholder Meetings. The Boards of Directors of the Company and the Bank hold regular monthly meetings and special meetings as needed. The Board of Directors of the Company and the Bank met six (6) and twelve (12) times, respectively, during the fiscal year ended June 30, 2005. All directors attended at least 75% of the Board of Directors meetings and assigned committee meetings during the fiscal year. The Company expects all members of the Board of Directors to attend annual meetings. All members of the Board of Directors attended the 2004 Annual Meeting of Stockholders.

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

Code of Ethics. The Board of Directors has adopted a Code of Ethics that applies to all officers, other employees and directors.

Committees of The Board Of Directors

The Boards of Directors has a standing Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. The Board of Directors has determined that all of the directors who serve on these committees are independent within the meaning of NASDAQ rules.

The Board of Directors has adopted a charter for each of the three standing committees.

Audit Committee. The members of the Audit Committee are the independent directors of the Company. The Board of Directors has determined that, while the Board believes that each of the members of the Audit Committee is highly qualified to discharge his duties, it is appropriate to disclose that the Board has not designated any particular member of the Audit Committee as qualifying as an “audit committee financial expert” under the SEC’s rules. The Board of Directors has determined that each of the members of the Audit Committee is capable of (i) understanding accounting principles generally accepted in the United States (“GAAP”) and financial statements, (ii) assessing the general application of GAAP in connection with the accounting for estimates, accruals and reserves, (iii) analyzing and evaluating the Company’s consolidated financial statements, (iv) understanding internal control over financial reporting, and (v) understanding audit committee functions, all of which are attributes of an “audit committee financial expert” under the SEC’s rules. As the Board of Directors, and more specifically the Nominating and Corporate Governance Committee, consider new directors, one of the criteria to be considered will be the financial background and expertise of prospective Board members. It is the Company’s long-term intention to continue to strengthen the financial expertise of the Board of Directors through the normal course of adding new directors.

The Audit Committee has oversight responsibility for the quality and integrity of the Company’s financial statements. The committee meets privately with the independent auditors, has the sole authority to retain and dismiss the independent auditors and reviews their performance and independence from management. The independent auditors have unrestricted access and report directly to the committee. The Audit Committee met four times during the fiscal year ended June 30, 2005. The primary functions of the Audit Committee are to oversee: (i) the audit of the financial statements of the Company provided to the SEC, the shareholders and the general public; (ii) the Company’s internal financial and accounting processes; and (iii) the independent audit process. Additionally, the Audit Committee has responsibilities relating to: (i) registered public accounting firms; (ii) complaints relating to accounting, internal accounting controls or auditing matters; (iii) authority to engage advisors; and (iv) funding as determined by the audit committee. These and other aspects of the Audit Committee’s authority are more particularly described in the Audit Committee Charter adopted by the Board of Directors and attached to 2003’s Proxy Statement.

The Audit Committee approves audit and non-audit services to be provided to the Company by its independent auditor. All services to be provided by the independent auditor, including audit services and permitted audit-related and non-audit services, must be pre-approved by the Audit Committee. The Audit Committee approved all audit and non-audit services provided during the fiscal year ended June 30, 2005. See “Independent Public Accountants.”

Compensation Committee. The members of the Compensation Committee are Messrs. Cantrell, Taylor and Keeling, each of whom is a non-employee director and is also independent within the meaning of NASDAQ rules. The Compensation Committee met one time during the fiscal year ended June 30, 2005. The functions of the Compensation Committee include making recommendations to the Board of Directors concerning compensation, including incentive compensation, of the executive officers. The Compensation Committee also administers the stock option plans.

Nominating and Corporate Governance Committee. The independent members of the Board of Directors serve as the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for evaluating and recommending individuals for election or re-election to the Board of Directors, including those recommendations submitted by stockholders, the evaluation of the performance of the Board of Directors and its committees, and the evaluation of the performance of the Board of Directors and its committees, and the evaluation and recommendation of corporate governance policies. In the year ended June 30, 2005, the full Board of Directors held one meeting in its capacity as a Nominating Committee for selecting management nominees for election as directors. The Nominating Committee has been renamed and reconstituted as a fully independent Nominating and Corporate Governance Committee.

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

The Company’s Certificate of Incorporation provides that, to be timely, a stockholder’s notice of nomination must be delivered or mailed to the Secretary of the Company not less than 30 days nor more than 60 days prior to an annual meeting; provided, however, that in the event that less than 40 days’ notice of the meeting is given or made to stockholders, notice by the stockholder, to be timely, must be not later than close of business on the 10th day following the date on which notice is mailed. A stockholder’s notice of nomination must also set forth as to each person who the stockholder proposes to nominate for election as a director, (a) the name, age, business address and, if known, residence address of such person, (b) the principal occupation or employment of such person, (c) the class and number of shares of the Company which are beneficially owned by such person, and (d) any other information reasonably requested by the Company. At the request of the Board of Directors, any person nominated by the Board of Directors for election as a director shall furnish to the Secretary of the Company that information required to be set forth in a stockholder’s notice of nomination which pertains to the nominee. Stockholder nominations may be proposed by any shareholder eligible to vote at an annual meeting provided the notice is timely and complies with the informational requirements of the Certificate of Incorporation. To be timely under the Certificate of Incorporation, nominations by any stockholder eligible to vote at the Meeting must be received by the Company on or before October 10, 2005.

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

Item 10. Executive Compensation

Director Compensation

The Company’s directors meet on a quarterly basis and receive $300 per meeting. For fiscal 2005, the Company’s directors’ fees totaled $9,600. The Bank’s directors receive fees of $700 per monthly meeting attended and $350 per committee meeting attended. Directors may miss up to two monthly meetings and still receive the monthly fee. For fiscal 2005, the Bank’s directors’ fees totaled $59,850.

Executive Compensation

Summary Compensation Table. The following table sets forth cash and non-cash compensation for each of the fiscal years ended June 30, 2005, 2004 and 2003 awarded to or earned by the Company’s President and Chief Executive Officer for services rendered in all capacities to the Company and its subsidiaries. No other executive officer earned in excess of $100,000 in salary and bonus.

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary (1)	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	All Other Compensation (2)
Gates Little	2005	$109,600	$7,500	$162	$—	—	$22,673
President &	2004	$109,600	$7,500	$144	—	—	$23,667
Chief Executive	2003	$109,600	—	$144	—	—	$21,343
Officer

(1)	Includes directors’ fees of $9,600 for each of the fiscal years 2005, 2004 and 2003.
(2)	Includes contributions to the Bank’s defined contribution qualified pension plan, pursuant to which the Bank contributes 5% of each employee’s annual salary and bonus to an IRA account, and ESOP share allocations, valued at the respective fiscal year ends.

Stock Options

The following table sets forth information regarding the number and value of options held by the Company’s President and Chief Executive Officer at the end of fiscal 2005. No options were granted to or exercised by such officer during the year.

	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End (1)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Gates Little	10,455	—	$51,622	$—

(1)	Based on difference between exercise prices of $11.69 and $14.56 and closing price on June 30, 2005 ($18.00).
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

The agreements contain provisions stating that in the event of the employee’s involuntary or constructive termination of employment in connection with, or within 6 months before or 24 months after, any “Change in Control” of the Company or the Bank, other than for just cause, he will be paid within 10 days of such termination an amount equal to the difference between (i) 2.99 times his base amount (as defined in Section 280G(b)(3) of the Internal Revenue Code) and (ii) the sum of any other parachute payments (as defined under Section 280G(b)(2) of the Internal Revenue Code) that he receives on account of the change in control. Under the agreements, a “Change in Control” is defined as (i) the acquisition, by any person or entity, of the ownership or power to vote more than 25% of the Company’s or the Bank’s voting stock, (ii) the control of the election of a majority of the Company’s or the Bank’s directors, (iii) the exercise of a controlling influence over the management or policies of the Company or the Bank, or (iv) during any consecutive two-year period, directors of the Company or the Bank at the beginning of such period cease to constitute two-thirds of the Board of Directors of the Company or the Bank, unless the election of replacement directors was approved by a two-thirds vote of the initial directors then in office. The agreements provide that the amount to be paid to the employee in the event of such an involuntary termination will be paid in one lump sum within 10 days of such termination. The agreements also provide for a similar lump sum payment to be made in the event of the employee’s voluntary termination of employment for any reason within 30 days of a Change in Control upon the occurrence, or within 90 days thereafter, of certain specified events following the Change in Control which have not been consented to in advance in writing by him, including (i) the requirement that he move his personal residence or perform his principal executive functions more than 30 miles from the Bank’s primary office as of the date of the Change in Control, (ii) a material reduction in his base compensation as then in effect, (iii) the failure to continue to provide him with compensation and benefits substantially similar to those provided to him under any of the employee benefit plans in which he is or becomes a participant or under his employment agreements, or the taking of any action by the Company or the Bank which would directly or indirectly deprive him of any material fringe benefit enjoyed by him as of the date of the Change in Control, (iv) the assignment to him of duties and responsibilities which are other than those normally associated with his position with the Bank, (v) a material reduction in his authority and responsibility, (vi) the failure to re-elect him to the Board of Directors, or (vii) a material reduction in his secretarial or administrative support. The aggregate payments that would be made assuming termination of employment under the foregoing circumstances at June 30, 2005 would have been approximately $300,000. These provisions may have an anti-takeover effect by making it more expensive for a potential acquirer to obtain control of the Company. If the employee were to prevail over the Company and the Bank in a legal dispute with respect to the agreements, he would be reimbursed for his legal and other expenses.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The following table provides information as of September 16, 2005 with respect to the shares of Common Stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of Securities to be issued upon Exercise of Outstanding, Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (2)
Equity Compensation Plans Approved by Stockholders(1)	35,248	$12.25	18,051
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	35,248	$12.25	18,051

(1)	Consists of the 1996 Stock Option and Incentive Plan (the “Option Plan”).
(2)	Includes shares available for future issuance under the Option Plan. As of September 16, 2005, an aggregate of 18,051 shares of Common Stock were available for issuance under the Option Plan. In addition, shares of Common Stock subject to options which remain unissued after the cancellation, expiration or exchange of such options shall again become available for grant under the Option Plan. Excludes shares available for issuance under the ESOP.

Item 12. Certain Relationships and Related Transactions

Transactions with Management

The Bank offers loans to directors, officers and other employees of the Company and the Bank. These loans are made in the ordinary course of business on substantially the same terms, including collateral, interest rates and repayment terms as those prevailing for comparable transactions with non-affiliated persons. It is management’s belief that these loans do not involve more than the normal risk of collectibility or present other unfavorable features. At June 30, 2005, the Bank’s loans to directors and executive officers totaled approximately $49,965.

Item 13. Exhibits

No.	Description
3.1 *	Certificate of Incorporation of The Southern Banc Company, Inc.(as amended)

3.2 **	Bylaws of The Southern Banc Company, Inc. (as amended)

4.1 ***	Specimen Common Stock Certificate of The Southern Banc Company, Inc.

4.2 ****	Rights Agreement

10.1 *****	Employment Agreements between The Southern Banc Company, Inc. and First Federal Savings and Loan Association of Gadsden and James B. Little Jr.

10.2 *****	First Federal Savings and Loan Association of Gadsden Supplemental Executive Retirement Agreement

10.3 ******	The Southern Banc Company, Inc. 1996 Stock Option and Incentive Plan and trust

10.4 ******	First Federal Savings and Loan Association of Gadsden Management Recognition Plan and trust

10.5 *******	1997 Amendments to Employment Agreements between the Southern Banc Company, Inc. and First Federal Savings and Loan Association and James B. Little Jr.

10.6 *******	Employment Agreements between The Southern Banc Company, Inc. and First Federal Savings and Loan Association of Gadsden and Gates Little.

13	Annual Report to Stockholders. Except for these portions of the Annual Report to Stockholders which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed “filed” as part of this Report.

14 ********	Code of Ethics

21	Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of Barfield, Murphy, Shank & Smith, P.C.

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification pursuant to 18 U.S.C. Section 1350

99	Press Release dated September 28, 2005 announcing results of operations.

*	Incorporated by reference to Annual Report on Form 10-KSB for fiscal year ended June 30, 2001.
**	Incorporated by reference to Annual Report on Form 10-KSB for fiscal year ended June 30, 2003.
***	Incorporated by reference to Registration Statement on Form 8-A (No. 1-13964).
****	Incorporated by reference to Current Report on Form 8-K dated July 15, 1999.
*****	Incorporated by reference to Registration Statement on Form S-1 (No. 33-93218).
******	Incorporated by reference to Registration Statement on Form S-8 (No. 333-3546).
*******	Incorporated by reference to Annual Report on Form 10-KSB for fiscal year ended June 30, 1998.
********	Incorporated by reference to Annual Report on Form 10-KSB for fiscal year ended June 30, 2004.

Item 14. Principal Accountant Fees and Services

Audit Fees and Other Matters

KPMG LLP (“KPMG”) provided audit services to the Company consisting of reviews of the financial statements contained in the Company’s Quarterly Reports on Form 10-QSB for fiscal year 2004 and the first and second quarters of fiscal year 2005.

Barfield, Murphy, Shank & Smith PC (“BMSS”) provided audit services for the annual audit of the Company’s 2005 consolidated financial statements contained in the Company’s Annual Reports on Form 10-KSB and a review of the financial statements contained in the Company’s Quarterly Report on Form 10-QSB for the third quarter of fiscal year 2005.

Fee Category	Fiscal Year 2005	% of Total	Fiscal Year 2004	% of Total

KPMG:
Audit Fees	$43,000	66%	$46,152	79%
Audit-Related Fees	—	—%	—	—%
Tax Fees	6,300	10%	12,600	21%
All Other Fees	—	—%	—	—%

BMSS:
Audit Fees	15,509	24%	—	—%
Audit-Related Fees	—	—%	—	—%
Tax Fees	725	1%	—	—%
All Other Fees	—	—%	—	—%

Total Fees	$65,534	100%	$58,752	100%

Audit Fees. These are fees related to professional services rendered in connection with the audit of the Company’s annual financial statements, reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-QSB, and accounting consultations that relate to the audited financial statements and are necessary to comply with generally accepted auditing standards. The total fees paid to KPMG for the fiscal year ended June 30, 2005 was $49,300. The total fees paid to Barfield, Murphy, Shank & Smith PC for the fiscal year ended June 30, 2005 was $16,234.

Tax Fees. These are fees billed for professional services related to tax compliance, tax advice and tax planning, including services provided in connection with assistance in the preparation and filing of tax returns.

Pre-approval Policy

The Audit Committee is authorized to pre-approve all audit and permissible non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. For the fiscal year ended June 30, 2005, pre-approved non-audit services included only those services described above for “Audit-Related Fees” and “Tax Fees.”

Change in Independent Registered Public Accounting Firm

On December 3, 2004, the Audit Committee dismissed the Company’s independent registered public accounting firm, KPMG, and appointed BMSS as its new independent registered public accounting firm. This determination followed the Company’s decision to seek proposals from independent accountants to audit the Company’s financial statements for the fiscal year ended June 30, 2005. The decision not to renew the engagement of KPMG and to retain BMSS was approved by the Audit Committee. KPMG’s report on the Company’s 2004 financial statements dated August 3, 2004, was issued in conjunction with the filing of the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.

During the Company’s two most recent fiscal years ended June 30, 2004, and the subsequent interim period through December 3, 2004, there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference thereto in their reports on the financial statements for such fiscal years.

The audit reports of KPMG on the consolidated financial statements of the Company and subsidiary as of and for the fiscal years ended June 30, 2004 and 2003 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

During the Company’s two most recent fiscal years ended June 30, 2004 and the subsequent interim period through December 3, 2004, there have been no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)(B)).

The Company requested that KPMG furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not KPMG agrees with the above statements. A copy of such letter, dated December 9, 2004, was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K dated December 3, 2004, as amended.

During the Company’s two most recent fiscal years ended June 30, 2004, and the subsequent interim period through December 3, 2004, the Company’s did not consult with BMSS regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SOUTHERN BANC COMPANY, INC.

Date: September 28, 2005	By:	/s/ Gates Little
Gates Little
Chairman of the Board, President
and Chief Executive Officer
(Duly Authorized Representative)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Gates Little	By:	/s/ Thomas F. Dowling
	Gates Little		Thomas F. Dowling
	Chairman of the Board, President and Chief Executive		Director
	Officer (Principal Executive, Financial and Accounting Officer)	Date:	September 28, 2005
Date:	September 28, 2005

By:	/s/ Craig G. Cantrell	By:	/s/ James B. Little III
	Craig G. Cantrell		James B. Little III
	Director		Director
Date:	September 28, 2005	Date:	September 28, 2005

By:	/s/ Grady Gillam	By:	/s/ James B. Little, Jr.
	Grady Gillam		James B. Little, Jr.
	Director		Investment Officer and Director
Date:	September 28, 2005	Date:	September 28, 2005

By:	/s/ Rex G. Keeling, Jr.	By:	/s/ Fred Taylor
	Rex G. Keeling, Jr.		Fred Taylor
	Director		Director
Date:	September 28, 2005	Date:	September 28, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED

WITH REPORTS FILED PURSUANT TO SECTION 15(d)

OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

No annual report to security holders covering the registrant’s list fiscal year and no proxy soliciting materials with respect to the 2005 Annual Meeting of Stockholders has been sent to security holders as of the date of filing this Annual Report on Form 10-KSB. The registrant shall furnish copies of such material to the Commission when it is sent to security holders.