Form 10QSB
period 2005-09-30
SOUTHERN BANC CO INC
filed 2005-11-14
CIK 946453

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission File Number: 33-93218

The Southern Banc Company, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	63-1146351
(State of incorporation)	(I.R.S. Employer Identification No.)

221 S. 6th Street, Gadsden, Alabama	35901-4102
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (256) 543-3860

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of September 30, 2005 there were 836,216 shares of the registrant’s Common Stock, par value $0.01 per share, issued and outstanding.

Transitional small business disclosure format (check one):    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE SOUTHERN BANC COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar Amounts in Thousands)

	September 30, 2005	June 30, 2005
ASSETS

CASH AND CASH EQUIVALENTS	$5,527	$4,107

SECURITIES AVAILABLE FOR SALE, at fair value	55,296	59,403
SECURITIES HELD TO MATURITY, at amortized cost fair value of $3,417 and $3,779, respectively	3,316	3,660
FEDERAL HOME LOAN BANK STOCK	509	509
LOANS HELD FOR SALE	209	0
LOANS RECEIVABLE, net of allowance for loan losses of $149 and $135, respectively	35,780	35,531
PREMISES AND EQUIPMENT, net	595	608
ACCRUED INTEREST AND DIVIDENDS RECEIVABLE	398	441

PREPAID EXPENSES AND OTHER ASSETS	1,127	552

TOTAL ASSETS	$102,757	$104,811

LIABILITIES

DEPOSITS	$80,601	$81,736
FEDERAL HOME LOAN BANK ADVANCES	6,083	6,083
OTHER LIABILITIES	329	289

TOTAL LIABILITIES	87,013	88,108

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share 500,000 shares authorized, shares issued and outstanding— none	0	0
Common stock, par value $.01 per share, 3,500,000 authorized, 1,454,750 shares issued	15	15
Additional paid-in capital	14,007	13,998
Treasury stock, at cost, 618,534 and 595,090 shares, respectively	(8,317)	(7,923)
Shares held in trust, at cost, 46,855 and 49,355 shares, respectively	(839)	(868)
Retained earnings	11,743	11,696
Accumulated other comprehensive income (loss), net	(865)	(215)

TOTAL STOCKHOLDERS’ EQUITY	15,744	16,703

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$102,757	$104,811

The accompanying notes are an integral part of these condensed consolidated statements.

THE SOUTHERN BANC COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, except per share data)

	Three Months Ended September 30,
	2005	2004
INTEREST INCOME:

Interest and fees on loans	$496	$519
Interest and dividends on securities available for sale	638	654
Interest and dividends on securities held to maturity	47	71
Other interest income	28	11

Total interest income	1,209	1,255

INTEREST EXPENSE:
Interest on deposits	530	455
Interest on borrowings	71	79

Total interest expense	601	534

Net interest income before provision for loan losses	608	721
Provision for loan losses	15	0

Net interest income after provision for loan losses	593	721

NON-INTEREST INCOME:
Fees and other non-interest income	35	25
Gain of sale of available for sale securities	66	0
Miscellaneous Income, net	34	13

Total non-interest income	135	38

NON-INTEREST EXPENSE:
Salaries and employee benefits	294	305
Office building and equipment expenses	54	41
Professional services	55	53
Data processing expense	65	54
Other operating expense	72	78

Total non-interest expense	540	531

Income before income taxes	188	228

PROVISION FOR INCOME TAXES	71	89

Net Income	$117	$139

EARNINGS PER SHARE:
Basic	$0.15	$0.17
Diluted	$0.14	$0.16

DIVIDENDS DECLARED PER SHARE	$0.0875	$0.0875

AVERAGE SHARES OUTSTANDING:
Basic	804,894	842,026
Diluted	820,552	863,891

The accompanying notes are an integral part of these condensed consolidated statements.

THE SOUTHERN BANC COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

	For The Three Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$117	$139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22	10
Amortization, net	20	24
Amortization of unearned compensation	9	39
Provision for loan losses	15	0
Net gain on sale of secondary market loans	(5)	0
Gain on sale of available for sale securities	(66)	0
Proceeds from sale of secondary market loans	841	50
Loans originated for secondary market	(1,045)	(50)
Change in assets and liabilities:
Decrease in accrued interest and dividends receivable	43	28
Increase in other assets	(27)	(42)
(Decrease) increase in other liabilities	(112)	118

Net cash (used in) provided by operating activities	(305)	316

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(2,788)	(5,969)
Proceeds from maturities and principal payments on securities available for sale	3,957	3,562
Proceeds from maturities and principal payments on securities held to maturity	350	408
Proceeds from sale of securities available for sale	1,909	0
Net loan (originations) repayments	(264)	1,305
Capital expenditures, net	14	(4)

Net cash provided by (used in) investing activities	3,178	(698)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	(1,135)	210
Purchase of Treasury Stock	(393)	0
Dividends paid	(71)	(76)
Proceeds from exercise of stock options	29	292
Purchase of stock to fund option trust	0	(864)

Net cash used in financing activities	(1,570)	(438)

Net increase (decrease) in cash and cash equivalents	1,420	(820)

CASH AND CASH EQUIVALENTS, beginning of period	4,107	5,734

CASH AND CASH EQUIVALENTS, end of period	$5,527	$4,914

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$57	$0

Interest	$601	$536

THE SOUTHERN BANC COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2005 and June 30, 2005, and for the three month period ended September 30, 2005 and 2004, include the accounts of The Southern Banc Company, Inc. (the “Company”), and its wholly owned subsidiaries: The Southern Bank Company (the “Bank”) and First Service Corporation of Gadsden. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments (none of which are other than normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations for the three months ended September 30, 2005 and 2004. The results of operations for the current interim period are not necessarily indicative of results expected for the entire fiscal year.

While certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented clear. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005. The accounting policies followed by the Company are set forth in the summary of significant accounting policies in the Company’s June 30, 2005 consolidated financial statements.

2. RETIREMENT AND SAVINGS PLANS

Employee Stock Ownership Plan (“ESOP”)

The Bank has an ESOP for eligible employees. The ESOP purchased 116,380 shares of the Company’s common stock with the proceeds of a $1,163,800 note payable from the Bank and secured by the Common Stock owned by the ESOP. Unearned compensation for the ESOP was charged to stockholders’ equity and is reduced ratably in connection with principal payments under the terms of the plan. Unearned compensation is reduced when compensation expense is recognized based on employee services rendered in relation to shares which are committed to be released. At September 30, 2005, the ESOP had 91,853 shares allocated and 3,085 shares unallocated and at June 30, 2005, the ESOP had 98,297 shares allocated and 3,085 shares unallocated. Expenses related to the ESOP were approximately $0 and $30,000 for the three months period ended September 30, 2005 and 2004, respectively.

Stock Option and Incentive Plan (“Option Plan”)

The Company has a stockholder approved Option Plan. The Option Plan provides for the grant of incentive stock options (ISO’s) to employees and non-incentive stock options (non-ISO’s) to non-employee directors. The exercise price is based on the market price of the common stock on the date of grant. A trust was formed for the purpose of purchasing shares of stock in the open market for issuance upon future exercises of stock options under the Option Plan. The Trust for the benefit of the Option Plan held 49,355 shares at June 30, 2005 and 46,855 shares at September 30, 2005.

Simplified Employee Pension Plan (“SEP”)

The Company established a SEP for all employees who have completed one year of service, pursuant to Section 408(k) of the Internal Revenue Code of 1986. The Company makes a discretionary contribution to the SEP on an annual basis.

3. EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three month period ended September 30, 2005 and 2004. Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the Stock Option plan trust. Diluted earnings per share for the three month period ended September 30, 2005 and 2004, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the earnings per share calculations for the three months ended September 30, 2005 and 2004:

	Income	Shares	Earnings Per Share
For the Three Months Ended September 30, 2005:

Basic Earnings	$117,000	804,894	$0.15

Dilutive Securities:
Stock Option Plan shares		15,658

Dilutive Earnings	$117,000	820,552	$0.14

For the Three Months Ended September 30, 2004:

Basic Earnings	$139,000	842,026	$0.17

Dilutive Securities:
Stock Option Plan shares		21,865

Dilutive Earnings	$139,000	863,891	$0.16

4. COMPREHENSIVE INCOME

Comprehensive income is a measure of all non-owner changes in the equity of an enterprise that result from transactions and other economic events of the period. This change in unrealized gain or loss serves to increase or decrease comprehensive income. The following table represents comprehensive income for the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005	2004
Net income	$117,000	$139,000
Other comprehensive income, before taxes:
Unrealized holding gains (losses) on securities available for sale	(1,050,000)	785,000
Less: Reclassification adjustment for realized gains on investment securities available for sale	66,000	0

Total other comprehensive income (loss) before taxes	(865,000)	924,000
Total income tax (provision) benefit related to other comprehensive income	334,000	(307,000)

Total comprehensive income (loss)	$(533,000)	$617,000

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

7. SUBSEQUENT EVENT

On October 20, 2005, The Southern Bank Company, Inc. declared a dividend in the amount of $.0875 per share payable on December 19, 2005 to stockholders of record at the close of business on November 18, 2005.

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

Comparison of Financial Condition at September 30 and June 30, 2005.

Total assets decreased approximately $2.1 million, or 1.96%, from $104.8 million at June 30, 2005 to $102.7 million at September 30, 2005.

Cash and cash equivalents increased approximately $1.4 million, or 34.58%, from $4.1 million at June 30, 2005 to $5.5 million at September 30, 2005. The increase in cash and cash equivalents during the three-month period ended September 30, 2005 was primarily attributable to proceeds received from the sale of available for sale securities.

During the period ended September 30, 2005, securities available for sale decreased approximately $4.1 million, or 6.91%, and securities held to maturity decreased approximately $344,000, or 9.40%. The decrease in securities was primarily attributable to normal maturities and principal payments exceeding purchases. Purchases of securities available for sale and securities held to maturity are based on management’s assessment of market conditions.

During the period ended September 30, 2005, net loans increased approximately $249,000, or 0.70%, from $35.5 million at June 30, 2005 to $35.8 million at September 30, 2005. The increase in net loans was primarily attributable to an increase in origination of new loans.

During the period ended September 30, 2005, the allowance for loan losses increased approximately $14,000, or 10.37%, from $135,000 at June 30, 2005 to $149,000 at September 30, 2005. The allowance for loan losses is based on management’s evaluation of possible loan losses inherent in the Bank’s loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Accrued interest and dividends receivable on loans and securities decreased approximately $43,000, or 9.75%, from $441,000 at June 30, 2005 to $398,000 at September 30, 2005. This decrease was primarily attributable to decreases in interest receivable on securities available for sale and interest receivable on mortgage loans associated with a decrease in loans receivable and securities. Prepaid expenses and other assets increased approximately $575,000, or 104.17%, from $552,000 at June 30, 2005 to $1.1 million at September 30, 2005. The increase in prepaid expenses and other assets was primarily attributable to a reclassification of the deferred tax asset associated with the increased unrealized loss on securities available for sale of approximately $548,000 from other liabilities.

Total deposits decreased approximately $1.1 million, or 1.39%, from $81.7 million at June 30, 2005 to $80.6 million at September 30, 2005. Other liabilities during the period ended September 30, 2005 increased approximately $40,000 or 13.84%, from $289,000 to $329,000. This increase was primarily attributable to an increase in accrued expenses for supervisory exams and property taxes.

Total equity decreased approximately $959,000, or 5.74%, from $16.7 million at June 30, 2005 to $15.7 million at September 30, 2005. The decrease was primarily attributable to an increase in accumulated other comprehensive loss on securities available for sale and purchases of treasury stock offset by the exercise of stock options.

Comparison of Results of Operations for the Three Months Ended September 30, 2005 and 2004.

The Company reported net income for the three months ended September 30, 2005 of $117,000, compared with net income of $139,000 for the three months ended September 30, 2004. The decrease in net income was primarily attributable to a decrease in net interest income after provision for loan losses of approximately $128,000, or 17.75%.

Net Interest Income. Net interest income for the three months ended September 30, 2005 decreased approximately $113,000, or 15.67%, from $721,000 at September 30, 2004 to $608,000 at September 30, 2005. The decrease in net interest income primarily resulted from a decrease in interest income on loans, interest and dividend income on securities and an increase in interest on deposits.

Total interest income decreased approximately $46,000, or 3.67%, for the three months ended September 30, 2005 as compared with the three months ended September 30, 2004. This change was primarily attributable to a decrease in interest income on loans and securities partially offset by an increase in other interest income of approximately $17,000. The increase in other interest income was primarily attributable to an increase in FHLB overnight rate on deposits.

Total interest expense for the three months ended September 30, 2005 increased approximately $67,000, or 12.55%, from $534,000 at September 30, 2004 to $601,000 at September 30, 2005. The increase in total interest expense was primarily attributable to an increase in interest paid on deposits.

Provision for Loan Losses. For the three month period ended September 30, 2005, the provision for loan losses increased approximately $15,000 as compared with the same three month period ended September 30, 2004. (See “Asset Classification, Allowance for Losses and Non-performing Assets”). The allowance for loan losses is based on management’s evaluation of loan losses inherent in the Bank’s loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Non-interest Income. Total non-interest income increased approximately $97,000, or 255.26%, for the three months period ended September 30, 2005 as compared to the three months period ended September 30, 2004. The increase in non-interest income was primarily attributable to an increase in the customer service fees of approximately $10,000 and an increase in gain on sale of securities of approximately $66,000.

Non-interest Expense. Total non-interest expense increased approximately $9,000 or 1.69% for the three months period ended September 30, 2005 from $531,000 at September 30, 2004 to $540,000 at September 30, 2005.

Provision for Income Taxes. For the three months period ended September 30, 2005, the provision for income tax expense decreased $18,000 or 20.22% as compared to the three months period ended September 30, 2004. This decrease was primarily attributable to a decrease in pretax income.

Liquidity and Capital Resources. As a holding company, the Company conducts its business through its wholly owned subsidiary, the Bank. The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank’s average liquidity ratio well exceeded the required maximums at and during the three months period ended September 30, 2005. The Bank adjusts its liquidity levels in order to meet the funding needs of deposit outflows and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

The Bank is required to maintain certain levels of regulatory capital. At September 30, 2005, the Bank exceeded all minimum regulatory capital requirements.

Asset Classification, Allowances for Losses and Non-performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality periodically. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the market value of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but possess credit deficiencies or potential weaknesses. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified as a loss, an institution must either establish a specific allowance for the loss in the amount of the portion of the asset classified as such, or charge off that amount. Federal examiners may disagree with an institution’s classifications. If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications on a monthly basis. At September 30, 2005, the Bank had approximately $29,000 of assets classified as substandard and approximately $254,000 of assets designated as special mention. There were no assets designated as doubtful or loss at September 30, 2005.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Three Months Ended September 30,
	(Dollar Amounts in Thousands)
	2005	2004
Balance at beginning of period	$135	$144
Charge-offs	(1)	(9)
Recoveries	0	0
Provision for loan losses	15	0

Balance at end of period	$149	$135

Ratio of net charge-offs during the period to average loans outstanding during the period	0.00%	0.02%

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated.

	At September 30,
	2005	2004
	(Dollar Amounts in Thousands)
Loans accounted for on a non-accrual basis:(1)
Real estate loans:
One-to-four-family residential	$11	$77
Non-residential	—	—
Consumer, commercial and savings account loans	14	35
Other loans	—	—

Total	$25	$112

Accruing loans which are contractually past due 90 days or more:
Real Estate loans:
One-to-four-family residential	$—	$—
Non-residential	—	—
Consumer, commercial and savings account loans	—	—
Other loans	—	—

Total	$—	$—

Total of non-accrual and accruing loans 90 days past due loans	$25	$112

Percentage of total loans	0.07%	0.31%

Other non-performing assets(2)	$—	$39

Percentage of total assets	0.02%	0.14%

(1)	The Bank ceases accrual of interest on a loan when payment on the loan is delinquent in excess of 90 days. Income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments has been reestablished, in which case the loan is returned to accrual status.

(2)	Other non-performing assets may include real estate or other assets acquired by the Bank through foreclosure or repossession. Real estate owned is recorded at the lower of the recorded investment in the loan or fair value of the property, less estimated costs of disposition.

Market Area

The Bank considers its primary market area to consist of Etowah, Cherokee, and Marshall Counties in Northeast Alabama. The Bank’s four offices are located in these three counties. The City of Gadsden, where the Bank’s main office is located, is in Etowah County, approximately 60 miles northeast of Birmingham, Alabama. Etowah County, with an area of approximately 555 square miles, is the second smallest of Alabama’s 67 counties in area, but ranks ninth in population. According to 2004 Census Bureau data, the combined population of Etowah, Cherokee and Marshall Counties was approximately 212,000.

The economy in the Bank’s market area includes a mixture of manufacturing and agriculture. The largest employer in Etowah County is Goodyear Tire and Rubber Company, presently employing around 1,400 workers. In Talladega County, 17 miles from Etowah County, Honda Motor Company began automobile and engine production in November 2001. Presently Honda employs approximately 4,400 workers. Honda officials estimate that approximately 20% of the plant’s work forces are residents of Etowah County with approximately 9% coming from Marshall and Cherokee Counties. Several other new projects and industries have been announced in the past year which could boost the economy in the Bank’s primary market area. According to the Alabama Department of Industrial Relations, the unemployment rates for September 2005 in Etowah, Cherokee, and Marshall Counties were 4.0%, 3.5% and 3.4%, respectively, compared to 4.0% for the state of Alabama.

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

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Effective with its fiscal year ending June 30, 2008, the Company will become subject to Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management to assess and report on the effectiveness of the Company’s internal controls over financial reporting. Additionally, it requires the Company’s independent registered public accounting firm to report on management’s assessment as well as report on its own assessment of the effectiveness of the Company’s internal controls over financial reporting. Management is currently establishing policies and procedures to assess and report on internal controls, and will retain an outside firm to assist it in determining the effectiveness of the Company’s internal controls over financial reporting. It is anticipated that the additional cost of such compliance activities in 2008 will be approximately $50,000. There can be no assurance as to the successful completion of such assessment and as to the reported results offered by management and the independent registered public accounting firm. Inability to complete the assessment and unfavorable reports could have an adverse affect on the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is the information required by Item 2 regarding the Registrant’s repurchase of shares of its Common Stock during the during the quarter ended September 30, 2005:

Small Business Issuer Purchases of Equity Securities*

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1 - 31, 2005	0	$0	0	0
August 1- 30, 2005	6,444	$16.75	3,450	0
September 1-30, 2005	17,000	$16.77	0	0
Total	23,444	$16.76	0	0

*	On June 20, 2005, The Southern Banc Company, Inc. announced a stock repurchase program to acquire up to 31,250 shares, or approximately 3.5% of the Company’s currently outstanding common stock.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

On October 20, 2005, the Company, Inc. declared a dividend in the amount of $.0875 per share payable on December 19, 2005 to stockholders of record at the close of business on November 18, 2005.

On November 10, 2005, the Company announced its results of operations for the quarter ended September 30, 2005. A copy of the press release is attached as Exhibit 99.1 hereto and is incorporated herein by reference.

Item 6. Exhibits

Exhibit 31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Press Release dated November 10, 2005 announcing results of operations for quarter ended September 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SOUTHERN BANC COMPANY

Date: November 14, 2005	By:	/s/ Gates Little
Gates Little
President and Chief Executive Officer
(Principal Executive and Financial Officer)