Form 10QSB
period 2005-12-31
SOUTHERN BANC CO INC
filed 2006-02-14
CIK 946453

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

As of December 31, 2005, there were 836,016 shares of the registrant’s Common Stock, par value $0.01 per share, issued and outstanding.

Transitional small business disclosure format (check one):    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE SOUTHERN BANC COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar Amounts in Thousands)

	December 31, 2005	June 30, 2005
ASSETS

CASH AND CASH EQUIVALENTS	$4,823	$4,107

SECURITIES AVAILABLE FOR SALE, at fair value	57,012	59,403
SECURITIES HELD TO MATURITY, at amortized cost, fair value of $3,149 and $3,779, respectively	3,068	3,660
FEDERAL HOME LOAN BANK (FHLB) STOCK	509	509
LOANS RECEIVABLE, net of allowance for loan losses of $145 and $135, respectively	35,446	35,531
PREMISES AND EQUIPMENT, net	1,108	608
ACCRUED INTEREST AND DIVIDENDS RECEIVABLE	465	441
PREPAID EXPENSES AND OTHER ASSETS	478	552

TOTAL ASSETS	$102,908	$104,811

LIABILITIES

DEPOSITS	$80,958	$81,736
FHLB ADVANCES	5,667	6,083
OTHER LIABILITIES	222	289

TOTAL LIABILITIES	86,847	88,108

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share 500,000 shares authorized, shares issued and outstanding— none	0	0
Common stock, par value $.01 per share, 3,500,000 authorized, 1,454,750 shares issued	15	15
Additional paid-in capital	14,007	13,998
Shares held in trust, at cost, 39,800 and 49,355 shares, respectively	(757)	(868)
Retained earnings	11,732	11,696
Treasury stock, at cost, 618,734 and 595,090 shares, respectively	(8,320)	(7,923)
Accumulated other comprehensive loss, net	(616)	(215)

TOTAL STOCKHOLDERS’ EQUITY	16,061	16,703

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$102,908	$104,811

The accompanying notes are an integral part of these condensed consolidated statements.

THE SOUTHERN BANC COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
INTEREST INCOME:
Interest and fees on loans	$503	$516	$999	$1,036
Interest and dividends on securities available for sale	642	645	1,280	1,299
Interest and dividends on securities held to maturity	49	70	96	141
Other interest income	26	12	54	22

Total interest income	1,220	1,243	2,429	2,498

INTEREST EXPENSE:
Interest on deposits	580	478	1,110	933
Interest on borrowings	67	75	138	154

Total interest expense	647	553	1,248	1,087

Net interest income before provision for loan losses	573	690	1,181	1,411
Provision for loan losses	0	5	15	5

Net interest income after provision for loan losses	573	685	1,166	1,406

NON-INTEREST INCOME:
Fees and other non-interest income	94	42	163	81
Gain on sale of securities	0	33	66	33

Total non-interest income	94	75	229	114

NON-INTEREST EXPENSE:
Salaries and employee benefits	350	342	645	647
Office building and equipment expenses	59	39	113	80
Other operating expense	182	194	373	380

Total non-interest expense	591	575	1,131	1,107

Income before income taxes	76	185	264	413
PROVISION FOR INCOME TAXES	25	72	96	161

Net Income	$51	$113	$168	$252

EARNINGS PER SHARE:
Basic	$0.06	$0.14	$0.21	$0.30
Diluted	$0.06	$0.13	$0.21	$0.29

DIVIDENDS DECLARED PER SHARE	$0.0875	$0.0875	$0.1750	$0.1750

AVERAGE SHARES OUTSTANDING:
Basic	789,624	823,273	797,259	838,767
Diluted	802,419	845,150	811,970	860,639

The accompanying notes are an integral part of these condensed consolidated statements.

THE SOUTHERN BANC COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

	For The Six Months Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$168	$252
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	47	19
Amortization	25	40
Amortization of unearned compensation	0	77
Provision for loan losses	15	5
Net (gain) loss on sale of secondary market loans	(9)	5
Gain on sale of securities	(66)	(33)
Proceeds from sale of secondary market loans	1,701	551
Loans originated for secondary market	(1,692)	(556)
Change in assets and liabilities:
Increase in accrued interest & dividends receivable	(24)	(10)
Increase in other assets	(4)	(86)
(Decrease) increase in other liabilities	(219)	33

Net cash (used in) provided by operating activities	(58)	297

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(6,641)	(11,263)
Proceeds from maturities, principal payments, and sales of securities available for sale	8,457	9,910
Proceeds from maturities and principal payments on securities held to maturity	597	846
Proceeds from sale of FHLB stock	0	281
Net loan repayments	70	1,992
Capital expenditures, net	(96)	(6)

Net cash provided by investing activities	2,387	1,760

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in deposits, net	(779)	1,764
Dividends paid	(132)	(147)
Proceeds from exercise of stock options	112	320
Purchase of options to fund trust	0	(864)
Purchase of Treasury Stock	(397)	0
Decrease in FHLB advances, net	(417)	(417)

Net cash (used in) provided by financing activities	(1,613)	656

Net increase in cash and cash equivalents	716	2,713

CASH AND CASH EQUIVALENTS, beginning of period	4,107	5,734

CASH AND CASH EQUIVALENTS, end of period	$4,823	$8,447

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$161	$50

Interest	$1,247	$1,090

The accompanying notes are an integral part of these condensed consolidated statements.

THE SOUTHERN BANC COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of December 31, 2005 and June 30, 2005, and for the three and six month periods ended December 31, 2005 and 2004, include the accounts of The Southern Banc Company, Inc. (the “Company”), and its wholly owned subsidiaries: The Southern Bank Company (the “Bank”) and First Service Corporation of Gadsden. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments (none of which are other than normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations for the three and six month periods ended December 31, 2005 and 2004. The results of operations for the current interim period are not necessarily indicative of results expected for the entire fiscal year.

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

2. RETIREMENT AND SAVINGS PLANS

Employee Stock Ownership Plan (“ESOP”)

The Bank has an ESOP for eligible employees. The ESOP purchased 116,380 shares of the Company’s common stock with the proceeds of a $1,163,800 note payable from the Bank and secured by the Common Stock owned by the ESOP. Unearned compensation for the ESOP was charged to stockholders’ equity and is reduced ratably in connection with principal payments under the terms of the plan. Unearned compensation is reduced when compensation expense is recognized based on employee services rendered in relation to shares which are committed to be released. At December 31, 2005, the ESOP had 94,345 shares allocated and no unallocated shares. At June 30, 2005 the ESOP had 98,297 shares allocated and 3,085 shares unallocated. There were no expenses related to the ESOP for the six months period ended December 31, 2005 and $60,000 for the six months period ended December 31, 2004.

Stock Option and Incentive Plan (“Option Plan”)

The Company has a stockholder approved Option Plan. The Option Plan provides for the grant of incentive stock options (ISO’s) to employees and non-incentive stock options (non-ISO’s) to non-employee directors. The exercise price is based on the market price of the common stock on the date of grant. A trust was formed for the purpose of purchasing shares of stock in the open market for issuance upon future exercises of stock options under the Option Plan. The Trust for the benefit of the Option Plan held 49,355 shares at June 30, 2005 and 39,800 shares at December 31, 2005.

Simplified Employee Pension Plan (“SEP”)

The Company established a SEP for all employees who have completed one year of service, pursuant to Section 408(k) of the Internal Revenue Code of 1986. The Company makes a discretionary contribution to the SEP on an annual basis.

3. EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six month periods ended December 31, 2005 and 2004. Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the Stock Option plan trusts. Diluted earnings per share for the three and six month periods ended December 31, 2005 and 2004, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the earnings per share calculations for the three and six month periods ended December 31, 2005 and 2004:

	Income	Shares	Earnings Per Share
For the Three Months Ended December 31, 2005:

Basic Earnings	$51,000	789,624	$0.06

Dilutive Securities:
Stock Option Plan shares		12,795

Dilutive Earnings	$51,000	802,419	$0.06

For the Three Months Ended December 31, 2004:

Basic Earnings	$113,000	823,273	$0.14

Dilutive Securities:
Stock Option Plan shares		21,877

Dilutive Earnings	$113,000	845,150	$0.13

	Income	Shares	Earnings Per Share
For the Six Months Ended December 31, 2005:

Basic Earnings	$168,000	797,259	$0.21

Dilutive Securities:
Incentive Stock Option Plan shares		14,711

Dilutive Earnings	$168,000	811,970	$0.21

For the Six Months Ended December 31, 2004:

Basic Earnings	$252,000	838,767	$0.30

Dilutive Securities:
Incentive Stock Option Plan shares		21,872

Dilutive Earnings	$252,000	860,639	$0.29

4. COMPREHENSIVE INCOME

Comprehensive income is a measure of all non-owner changes in equity of an enterprise that result from transactions and other economic events of the period. This change in unrealized gain or loss serves to increase or decrease comprehensive income. The following table represents comprehensive income for the six month periods ended December 31, 2005 and 2004:

	Six Months Ended December 31,
	2005	2004
Net income	$168,000	$252,000
Other comprehensive income, before taxes:
Unrealized holding (losses) gains on securities available for sale	(521,000)	580,000
Less: Reclassification adjustment for realized gains on investment securities available for sale	66,000	33,000

Total other comprehensive ( loss) income before taxes	(419,000)	799,000
Total income tax benefit (expense) related to other comprehensive (loss) income	221,000	(214,000)

Total comprehensive (loss) income	$(198,000)	$585,000

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

7. SUBSEQUENT EVENT

On January 19, 2006, The Southern Banc Company, Inc. declared a dividend in the amount of $.0875 per share payable on March 22, 2006 to stockholders of record at the close of business on February 24, 2006.

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

Comparison of Financial Condition at December 31 and June 30, 2005.

Total assets decreased approximately $1.9 million, or 1.82%, from $104.8 million at June 30, 2005 to $102.9 million at December 31, 2005.

During the period ended December 31, 2005, securities available for sale decreased approximately $2.4 million, or 4.03%, and securities held to maturity decreased approximately $592,000 or 16.17%. The net decrease of approximately $3.0 million in investment securities was primarily attributable to normal maturities and sales of securities and an increased unrealized loss on securities available for sale.

Cash and cash equivalents increased approximately $716,000, or 17.43%, from $4.1 million at June 30, 2005 to $4.8 million at December 31, 2005. The change in cash and cash equivalents was primarily attributable to the maturity and repayment of investment securities and the rapid repayment of loans.

The allowance for loan losses increased approximately $9,000 during the six month period ended December 31, 2005. The allowance for loan losses is based on management’s evaluation of loan losses inherent in the Bank’s loan portfolio. Management considers past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Accrued interest and dividends receivable increased approximately $24,000, or 5.44%, from $441,000 at June 30, 2005 to $465,000 at December 31, 2005. Prepaid expenses and other assets decreased approximately $74,000, or 13.41%, from $552,000 at June 30, 2005 to $478,000 at December 31, 2005. This decrease was primarily attributable to the reclassification of the deferred tax asset associated with the increased unrealized loss on securities available for sale of approximately $373,000 million from other liabilities offset by a reclassification of a new branch real estate investment of approximately $451,000 from other assets to premises and equipment.

Total deposits decreased approximately $778,000, or 0.95%, from $81.7 million at June 30, 2005 to $80.9 million at December 31, 2005. During the period ended December 31, 2005, FHLB advances decreased approximately $416,000, or 6.84%. Other liabilities decreased approximately $67,000, or 23.18%, from $289,000 at June 30, 2005 to $222,000 at December 31, 2005. The decrease in other liabilities was primarily attributable to a decrease in accrued expenses.

Total equity decreased approximately $642,000, or 3.85%, from $16.7 million at June 30, 2005 to $16.1 million at December 31, 2005. This decrease was primarily attributable to an increase in accumulated other comprehensive loss on securities available for sale.

Comparison of Results of Operations for the Three and Six Months Ended December 31, 2005 and 2004.

The Company reported net income for the three and six month periods ended December 31, 2005 of $51,000 and $168,000, respectively. Net income for the three month period decreased approximately $62,000, or 54.87%, from $113,000 to $51,000 for the three months ended December 31, 2004 and 2005, respectively. For the six month period, net income decreased approximately $84,000, or 33.33%, from $252,000 to $168,000 for the six months ended December 31, 2004 and 2005, respectively. For the six month period ended December 31, 2005, net interest income after provision for loan losses decreased approximately $240,000, or 17.07%. The decrease in net interest income was primarily attributable to a decrease in interest and dividends on securities held to maturity and an increase in interest on deposits during a rising rate market.

Net Interest Income. Net interest income for the three month period ended December 31, 2005 decreased approximately $117,000, or 16.96%, as compared to the three month period ended December 31, 2004. For the six month period ended December 31, 2005, net interest income decreased approximately $230,000, or 16.30%, as compared to the six month period ended December 31, 2004. The changes in net interest income for the three and six month periods were primarily attributable to decreases in interest income on loans, interest and dividend income on securities and increases in interest on deposits. Total interest income decreased approximately $23,000, or 1.85%, and $69,000, or 2.76%, for the three and six month periods ended December 31, 2005, respectively, as compared to the same periods in 2004. Management anticipates that net interest income will continue to decrease over the next several months as a result of the maturing time deposits repricing faster than the interest earning assets.

Provision for Loan Losses. For the six month period ended December 31, 2005, the provision for loan losses increased approximately $10,000, or 200.00%, as compared to the six month period ended December 31, 2004. For the three month period ended December 31, 2005, the provision for loan losses decreased approximately $5,000, or 100.00%, as compared to the three month period ended December 31, 2004. The allowance for loan losses is based on management’s evaluation of loan losses inherent in the Bank’s loan portfolio. Management considers, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Non-interest Income. Non-interest income increased approximately $19,000, or 25.33%, from $75,000 to $94,000 for the three month period ended December 31, 2005, as compared to the three month period ended December 31, 2004. For the six month period ended December 31, 2005, non-interest income increased approximately $115,000, or 100.88%, from $114,000 to $229,000. The increase in non-interest income for the six month period ended December 31, 2005 was primarily attributable to a $33,000 increase in the gain on sale of securities available for sale and a reclassification gain of approximately $56,000 associated with investments formerly held as trading securities offset in part by a reduction in customer service fees of approximately $16,000.

Non-interest Expense. Non-interest expense increased approximately $16,000, or 2.78%, from $575,000 to $591,000 for the three month periods ended December 31, 2004 and 2005, respectively. For the six month period ended December 31, 2005, non-interest expense increased approximately $24,000, or 2.17%. Salaries and employee benefits increased approximately $8,000, or 2.34%, for the three month period ended December 31, 2005, as compared with the three month period ended December 31, 2004. For the six month period ended December 31, 2005, salaries and benefits decreased approximately $2,000, or 0.31%, as compared with the six month period ended December 31, 2004. Office building and equipment expenses increased by approximately $20,000, or 51.28%, and $33,000, or 41.25%, for the three and six month periods ended December 31, 2005 and 2004, respectively. The increase in office building and equipment expenses was primarily attributable to depreciation and equipment expense associated with the relocation of a branch office. Other operating expenses decreased by $12,000, or 6.18%, and $7,000, or 1.84%, for the three and six month periods ended December 31, 2005 and 2004, respectively.

Provision for Income Taxes. Income tax expense was $25,000 for the three month period ended December 31, 2005, compared to $72,000 for the three month period ended December 31, 2004. For the six month period ended December 31, 2005, income tax expense was $96,000, as compared to $161,000 for the six month period ended December 31, 2004, resulting in an effective tax rate of approximately 36% for 2005 and 39% for 2004.

Liquidity and Capital Resources. As a holding company, the Company conducts its business through its subsidiary, the Bank. The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank’s average liquidity ratio well exceeded the required maximums at and during the three and six month periods ended December 31, 2005. The Bank adjusts its liquidity levels in order to meet the funding needs of deposit outflows and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

The Bank is required to maintain certain levels of regulatory capital. At December 31, 2005, the Bank exceeded all minimum regulatory capital requirements.

Asset Classification, Allowances for Losses and Non-performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality periodically. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the market value of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but possess credit deficiencies or potential weaknesses. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified as a loss, an institution must either establish a specific allowance for the loss in the amount of the portion of the asset classified as such, or charge off that amount. Federal examiners may disagree with an institution’s classifications. If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors of the Bank reviews and approves all classifications on a monthly basis. At December 31, 2005, the Bank had $22,236 of assets classified as substandard and $264,186 of assets designated as special mention. There were no assets designated as doubtful or loss at December 31, 2005.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Six Months Ended December 31,
	(Dollar Amounts in Thousands)
	2005	2004
Balance at beginning of period	$135	$144
Charge-offs	(5)	(20)
Recoveries	0	1
Provision for loan losses	15	5

Balance at end of period	$145	$130

Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.06%

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated.

	At December 31,
	2005	2004
	(Dollar Amounts in Thousands)
Loans accounted for on a non-accrual basis:(1)
Real estate loans:
One-to-four-family residential	$0	$16
Non-residential	—	—
Consumer, commercial and savings account loans	22	15
Other loans	—	—

Total	$22	$31

Accruing loans which are contractually past due 90 days or more:
Real Estate loans:
One-to-four-family residential	$—	$—
Non-residential	—	—
Consumer, commercial and savings account loans	—	—
Other loans	—	—

Total	$—	$—

Total of non-accrual and accruing loans 90 days past due loans	$22	$31

Percentage of total loans	0.06%	0.09%

Other non-performing assets(2)	$—	$—

Percentage of total assets	0.02%	0.03%

(1)	The Bank ceases accrual of interest on a loan when payment on the loan is delinquent in excess of 90 days. Income is subsequently recognized only to the extent that cash payments are received. The loan is returned to accrual status, when in management’s judgment, the borrower’s ability to make periodic interest and principal payments have been determined.
(2)	Other non-performing assets may include real estate or other assets acquired by the Bank through foreclosure or repossession. Real estate owned is recorded at the lower of the recorded investment in the loan or fair value of the property, less estimated costs of disposition.

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

The economy in the Bank’s market area includes a mixture of manufacturing and agriculture. The largest employer in Etowah County is Goodyear Tire and Rubber Company, presently employing around 1,400 workers. In Talladega County, 17 miles from Etowah County, Honda Motor Company began automobile and engine production in November 2001. Presently Honda employs approximately 4,400 workers. Honda officials estimate that approximately 20% of the plant’s work forces are residents of Etowah County with approximately 9% coming from Marshall and Cherokee Counties. Several other new projects and industries have been announced in the past year which could boost the economy in the Bank’s primary market area. According to the Alabama Department of Industrial Relations, the unemployment rates for December 2005 in Etowah, Cherokee, and Marshall Counties were 3.5%, 3.0% and 2.9%, respectively, compared to 3.5% for the state of Alabama.

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

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Effective with its fiscal year ending June 30, 2008, the Company will become subject to Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management to assess and report on the effectiveness of the Company’s internal controls over financial reporting. Additionally, it requires the Company’s independent registered public accounting firm to report on management’s assessment as well as report on its own assessment of the effectiveness of the Company’s internal controls over financial reporting. Management is currently establishing policies and procedures to assess and report on internal controls, and will retain an outside firm to assist it in determining the effectiveness of the Company’s internal controls over financial reporting. It is currently anticipated that the additional cost of such compliance activities in 2008 will be approximately $50,000. There can be no assurance as to the successful completion of such assessment and as to the reported results offered by management and the independent registered public accounting firm. Inability to complete the assessment and unfavorable reports could have an adverse affect on the Company.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

On January 19, 2006, The Southern Banc Company, Inc. declared a dividend in the amount of $.0875 per share payable on March 22, 2006 to stockholders of record at the close of business on February 24, 2006.

Item 6. Exhibits

Exhibit 31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Press release dated December 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SOUTHERN BANC COMPANY

Date: February 14, 2006	By:	/s/ Gates Little
Gates Little
President and Chief Executive Officer
(Principal Executive and Financial Officer)