Form 10QSB/A
period 2005-12-31
SOUTHERN BANC CO INC
filed 2006-02-17
CIK 946453

FORM 10-QSB/A

Amendment No. 1

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

Purpose of Amendment No. 1

This amendment on Form 10-QSB/A amends the Quarterly Report on Form 10-QSB previously filed by the Company on February 14, 2006 for the fiscal quarter ended December 31, 2005. The purpose of this amendment is solely to correct inadvertent incorrect disclosures of the dividend payable date in Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements and Item 5 of Part II, which previously was reported to be March 22, 2006. The correct date is March 20, 2006. This Form 10-QSB/A does not reflect events occurring after the date of filing of the original Form 10-QSB, or amend or update the other disclosures therein.

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

THE SOUTHERN BANC COMPANY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

7. SUBSEQUENT EVENT

On January 19, 2006, The Southern Banc Company, Inc. declared a dividend in the amount of $.0875 per share payable on March 20, 2006 to stockholders of record at the close of business on February 24, 2006.

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

PART II. OTHER INFORMATION

Item 5. Other Information

On January 19, 2006, the Company, Inc. declared a dividend in the amount of $.0875 per share payable on March 20, 2006 to stockholders of record at the close of business on February 24, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SOUTHERN BANC COMPANY

Date: February 17, 2006	By:	/s/ Gates Little
Gates Little
President and Chief Executive Officer
(Principal Executive and Financial Officer)