Form 10QSB
period 2006-03-31
SOUTHERN BANC CO INC
filed 2006-05-15
CIK 946453

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 12, 2006, there were 818,766 shares of the registrant’s Common Stock, par value $0.01 per share, issued and outstanding.

Transitional small business disclosure format (check one):    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE SOUTHERN BANC COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar Amounts in Thousands)

	March 31, 2006	June 30, 2005
ASSETS

CASH AND CASH EQUIVALENTS	$4,201	$4,107

SECURITIES AVAILABLE FOR SALE, at fair value	59,195	59,403
SECURITIES HELD TO MATURITY, at amortized cost, fair value of $1,870 and $3,789, respectively	1,816	3,660
FEDERAL HOME LOAN BANK (FHLB) STOCK	494	509
LOANS RECEIVABLE, net of allowance for loan losses of $139 and $135, respectively	34,927	35,531
PREMISES AND EQUIPMENT, net	1,077	608
ACCRUED INTEREST AND DIVIDENDS RECEIVABLE	420	441
PREPAID EXPENSES AND OTHER ASSETS	754	552

TOTAL ASSETS	$102,884	$104,811

LIABILITIES

DEPOSITS	$81,331	$81,736
FHLB ADVANCES	5,667	6,083
OTHER LIABILITIES	248	289

TOTAL LIABILITIES	87,246	88,108

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share 500,000 shares authorized, shares issued and outstanding— none	0	0
Common stock, par value $.01 per share, 3,500,000 authorized, 1,454,750 shares issued	15	15
Additional paid-in capital	14,006	13,998
Shares held in trust, at cost, 35,573 and 49,355 shares, respectively	(707)	(868)
Retained earnings	11,707	11,696
Treasury stock, at cost, 618,734 and 595,090 shares, respectively	(8,320)	(7,923)
Accumulated other comprehensive income	(1,063)	(215)

TOTAL STOCKHOLDERS’ EQUITY	15,638	16,703

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$102,884	$104,811

The accompanying notes are an integral part of these condensed consolidated statements.

THE SOUTHERN BANC COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
INTEREST INCOME:

Interest and fees on loans	$$502	$497	$1,501	$1,534
Interest and dividends on securities available for sale	686	645	1,966	1,943
Interest and dividends on securities held to maturity	45	64	141	204
Other interest income	22	19	76	41

Total interest income	1,255	1,225	3,684	3,722

INTEREST EXPENSE:
Interest on deposits	607	493	1,717	1,426
Interest on borrowings	65	73	203	228

Total interest expense	672	566	1,920	1,654

Net interest income before provision for loan losses	583	659	1,764	2,068
Provision for loan losses	0	0	15	5

Net interest income after provision for loan losses	583	659	1,749	2,063

NON-INTEREST INCOME:
Fees and other non-interest income	31	30	96	88
Gain on sale of securities	0	0	66	33
Miscellaneous income	5	18	103	41

Total non-interest income	36	48	265	162

NON-INTEREST EXPENSE:
Salaries and employee benefits	307	296	952	943
Office building and equipment expenses	62	43	175	123
Professional Services Expense	46	51	144	152
Data Processing Expense	66	61	190	173
Other operating expense	79	77	230	242

Total non-interest expense	560	528	1,691	1,633

Income before income taxes	59	179	323	592
PROVISION FOR INCOME TAXES	22	70	118	231

Net Income	$37	$109	$205	$361

EARNINGS PER SHARE:
Basic	$0.05	$0.13	$0.26	$0.43
Diluted	$0.05	$0.13	$0.25	$0.42

DIVIDENDS DECLARED PER SHARE	$0.0875	$0.0875	$0.2625	$0.2625

AVERAGE SHARES OUTSTANDING:
Basic	798,777	816,212	797,757	831,358
Diluted	809,232	833,280	811,049	851,585

The accompanying notes are an integral part of these condensed consolidated statements.

THE SOUTHERN BANC COMPANY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

	For The Nine Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$205	$361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	80	35
Amortization, net	23	55
Amortization of unearned compensation	9	101
Provision for loan losses	15	5
Net gain on sale of secondary market loans	(14)	(7)
Gain on sale of securities	(66)	(33)
Proceeds from sale of secondary market loans	2,077	986
Loans originated for secondary market	(2,063)	(978)
Change in assets and liabilities:
Decrease in accrued interest & dividends receivable	21	45
Increase in other assets	(10)	(94)
(Decrease) increase in other liabilities	(193)	16

Net cash provided by operating activities	84	492

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities held to maturity	(0)	(1,000)
Purchases of securities available for sale	(12,923)	(17,800)
Proceeds from maturities, principal payments, and sales of securities available for sale	11,827	14,032
Proceeds from maturities and principal payments on securities held to maturity	1,850	1,175
Proceeds from sale of FHLB stock	15	283
Net loan repayments	589	1,859
Capital expenditures, net	(98)	(156)

Net cash provided by (used in) investing activities	1,260	(1,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in deposits, net	(405)	837
Decrease in advance payments by borrowers for taxes and insurance	1	1
Purchase of shares to fund Option Trust	0	(864)
Dividends paid	(194)	(220)
Proceeds from exercise of stock options	161	380
Purchase of treasury stock	(397)	(38)
Decrease in FHLB advances, net	(416)	(417)

Net cash used in financing activities	(1,250)	(321)

Net decrease in cash and cash equivalents	94	(1,436)

CASH AND CASH EQUIVALENTS, beginning of period	4,107	5,734

CASH AND CASH EQUIVALENTS, end of period	$4,201	$4,298

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$161	$50

Interest	$1,924	$1,653

The accompanying notes are an integral part of these condensed consolidated statements.

THE SOUTHERN BANC COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2006 and June 30, 2005, and for the three and nine month periods ended March 31, 2006 and 2005, include the accounts of The Southern Banc Company, Inc. (the “Company”), and its wholly owned subsidiaries: The Southern Bank Company (the “Bank”) and First Service Corporation of Gadsden. All significant intercompany transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments (none of which are other than normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations for the three and nine month periods ended March 31, 2006 and 2005. The results of operations for the current interim period are not necessarily indicative of results expected for the entire fiscal year.

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

2. RETIREMENT AND SAVINGS PLANS

Employee Stock Ownership Plan (“ESOP”)

The Bank has an ESOP for eligible employees. The ESOP purchased 116,380 shares of the Company’s common stock with the proceeds of a $1,163,800 note payable from the Bank and secured by the Common Stock owned by the ESOP. Unearned compensation for the ESOP was charged to stockholders’ equity and is reduced ratably in connection with principal payments under the terms of the plan. Unearned compensation is reduced when compensation expense is recognized based on employee services rendered in relation to shares which are committed to be released. At March 31, 2006, the ESOP had 93,021 shares allocated and no unallocated shares. At June 30, 2005 the ESOP had 98,297 shares allocated and 3,085 shares unallocated. There were no expenses related to the ESOP for the nine months period ended March 31, 2006 and $15,000 and $75,000 for the three and nine months period ended March 31, 2005.

Stock Option and Incentive Plan (“Option Plan”)

The Company has a stockholder approved Option Plan. The Option Plan provides for the grant of incentive stock options (ISO’s) to employees and non-incentive stock options (non-ISO’s) to non-employee directors. The exercise price is based on the market price of the common stock on the date of grant. A trust was formed for the purpose of purchasing shares of stock in the open market for issuance upon future exercises of stock options under the Option Plan. The Trust for the benefit of the Option Plan held 49,355 shares at June 30, 2005 and 35,573 shares at March 31, 2006.

Simplified Employee Pension Plan (“SEP”)

The Company established a SEP for all employees who have completed one year of service, pursuant to Section 408(k) of the Internal Revenue Code of 1986. The Company makes a discretionary contribution to the SEP on an annual basis.

3. EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine month periods ended March 31, 2006 and 2005. Common stock outstanding consists of issued shares less treasury stock, unallocated ESOP shares, and shares owned by the Stock Option plan trust. Diluted earnings per share for the three and nine month periods ended March 31, 2006 and 2005, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the earnings per share calculations for the three and nine month periods ended March 31, 2006 and 2005:

For the Three Months Ended March 31, 2006:	Income	Shares	Earnings Per Share
Basic Earnings	$37,000	798,777	$0.05

Dilutive Securities:
Stock Option Plan shares		10,455

Dilutive Earnings	$37,000	809,232	$0.05

For the Three Months Ended March 31, 2005:
Basic Earnings	$109,000	816,212	$0.13

Dilutive Securities:
Stock Option Plan shares		17,068

Dilutive Earnings	$109,000	833,280	$0.13

For the Nine Months Ended March 31, 2006:	Income	Shares	Earnings Per Share
Basic Earnings	$205,000	797,757	$0.26

Dilutive Securities:
Stock Option Plan shares		13,292

Dilutive Earnings	$205,000	811,049	$0.25

For the Nine Months Ended March 31, 2005:
Basic Earnings	$361,000	831,358	$0.43

Dilutive Securities:
Stock Option Plan shares		20,227

Dilutive Earnings	$361,000	851,585	$0.42

4. COMPREHENSIVE INCOME

Comprehensive income is a measure of all non-owner changes in equity of an enterprise that result from transactions and other economic events of the period. This change in unrealized gain or loss serves to increase or decrease comprehensive income. The following table represents comprehensive income for the nine month periods ended March 31, 2006 and 2005:

	Nine Months Ended March 31,
	2006	2005
Net income	$205,000	$361,000

Other comprehensive income (loss), before taxes:
Unrealized holding gains (losses) on securities available for sale	(1,237,000)	(286,000)
Less: Reclassification adjustment for realized gains on investment securities available for sale	66,000	33,000

Total other comprehensive income (loss) before taxes	(1,303,000)	(319,000)

Total income tax benefit related to other comprehensive income	491,000	123,000

Total comprehensive (loss) income	$(607,000)	$165,000

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

7. SUBSEQUENT EVENT

On April 20, 2006, The Southern Bank Company, Inc. announced the declaration of a cash dividend of $.0875 per share payable on June 15, 2006 to stockholders of record on May 15, 2006.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment. The Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Option No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services received from employees. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee service in share-based payment transactions. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Statement eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The Statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal year that begins after December 15, 2005. The Company currently accounts for its stock options under APB No. 25, and is currently evaluating the impact the adoption of this statement will have on its statement of condition and results of operations.

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

Comparison of Financial Condition at March 31, 2006 and June 30, 2005.

Total assets decreased approximately $1.9 million, or 1.84%, from $104.8 million at June 30, 2005 to $102.8 million at March 31, 2006. During the period ended March 31, 2006, net loans decreased approximately $604,000, or 1.70%. The decrease in net loans was primarily attributable to loan repayments.

During the period ended March 31, 2006, securities available for sale decreased approximately $208,000, or 0.35%, and securities held to maturity decreased approximately $1.8 million, or 50.39%. The net decrease of approximately $2.0 million in investment securities was primarily attributable to normal maturities of securities held to maturity and reinvested through purchases of securities available for sale offset by an increased unrealized loss on securities available for sale.

Cash and cash equivalents increased approximately $94,000, or 2.30%, from $4.1 million at June 30, 2005 to $4.2 million at March 31, 2006. The change in cash and cash equivalents was primarily attributable to maturities of securities held to maturity, purchases of treasury stock, payment of common stock dividends, payments on loans receivable, payments on FHLB Advances and a reduction in total deposits.

The allowance for loan losses increased approximately $4,000 during the nine month period ended March 31, 2006. The allowance for loan losses is based on management’s evaluation of loan losses inherent in the Bank’s loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Accrued interest and dividends receivable decreased approximately $21,000, or 4.80%, from $441,000 at June 30, 2005 to $420,000 at March 31, 2006 as a result of a decline in market rates and volume of underlying assets. Prepaid expenses and other assets increased approximately $202,000, or 36.70%, from $552,000 at June 30, 2005 to $754,000 at March 31, 2006. This increase was primarily attributable to an increase in prepaid insurance and the reclassification of the deferred tax asset associated with the increased unrealized loss on securities available for sale from other liabilities offset by a reclassification of a new branch real estate investment of approximately $451,000 from other assets to premises and equipment.

Total deposits decreased approximately $405,000, or 0.50%, from $81.7 million at June 30, 2005 to $81.3 million at March 31, 2006. This decrease was primarily attributable to the competitive interest rate market. During the period ended March 31, 2006, Federal Home Loan Bank (“FHLB”) advances decreased approximately $416,000, or 6.85%. The Company uses FHLB advances from time to time to purchase investment securities or fund lending activities. During the period ended March 31, 2006, other liabilities decreased approximately $41,000, or 14.19%, from $289,000 at June 30, 2005 to $248,000 at March 31, 2006. The decrease in other liabilities was primarily attributable to a decrease in accrued expenses.

Total equity decreased approximately $1.1 million, or 6.37%, from $16.7 million at June 30, 2005 to $15.6 million at March 31, 2006. This decrease was primarily attributable to an increase in accumulated other comprehensive loss of approximately $848,000 on securities available for sale and purchases of 23,644 shares of treasury stock at cost, of approximately $397,000.

Comparison of Results of Operations for the Three and Nine Months Ended March 31, 2005 and 2004.

The Company reported net income for the three and nine month periods ended March 31, 2006 of $37,000 and $205,000, respectively. Net income for the three month period decreased approximately $72,000, or 66.06%, from $109,000 at March 31, 2005 to $37,000 at March 31, 2006. For the nine month period, net income decreased approximately $156,000, or 43.21%, from $361,000 at March 31, 2005 to $205,000 at March 31, 2006. The decrease in net income for the three and nine month period was primarily attributable to a decrease in net interest income of approximately $314,000 after provision for loan losses, or 15.22%, a decrease in provision for income tax expense of approximately $113,000, or 48.92%, accompanied by increases in office building and equipment expenses associated with a branch office relocation.

Net Interest Income. Net interest income for the three month period ended March 31, 2006 decreased approximately $76,000, or 11.53%, as compared to the three month period ended March 31, 2005. For the nine month period ended March 31, 2006, net interest income decreased approximately $304,000, or 14.70%, as compared to the nine month period ended March 31, 2005. The change in net interest income for the three and nine month periods was primarily attributable to a decrease in interest and dividends on securities held to maturity combined with an increase in interest on deposits during a period of increasing interest rates. For the three month period ended March 31, 2006, total interest income increased approximately $31,000, or 2.53%, as compared to the same period in 2005. For the nine month period ended March 31, 2006, total interest income decreased approximately $38,000, or 1.02%, as compared to the same period in 2005. Management anticipates that net interest income will continue to decrease over the next several months as a result of the maturing time deposits repricing faster than the interest earning assets.

Provision for Loan Losses. For the nine month period ended March 31, 2006, the provision for loan losses increased approximately $10,000, or 200.00%, as compared to the nine month period ended March 31, 2005. No provision for loan losses was recorded for the three month period ended March 31, 2006 or March 31, 2005. The allowance for loan losses is based on management’s evaluation of loan losses inherent in the Bank’s loan portfolio. Management considers, among other factors, past loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Non-interest Income. Non-interest income decreased approximately $12,000, or 25.00%, from $48,000 for the three month period ended March 31, 2005 to $36,000 for the three month period ended March 31, 2006. For the nine month period ended March 31, 2006, non-interest income increased approximately $103,000, or 63.58%, from $162,000 for the nine month period ended March 31, 2005 to $265,000. The increase in non-interest income for the nine month period ended March 31, 2006 was primarily attributable to a $33,000 increase in the gain on sale of securities available for sale and a reclassification gain of approximately $56,000 associated with investments formerly held as trading securities.

Non-interest Expense. Non-interest expense increased approximately $32,000, or 6.06%, from $528,000 for the three month period ended March 31, 2005 to $560,000 for the three month period ended March 31, 2006. For the nine month period ended March 31, 2006, non-interest expense increased approximately $58,000, or 3.55%. Salaries and employee benefits increased approximately $11,000, or 3.72%, for the three month period ended March 31, 2006, as compared with the three month period ended March 31, 2005. For the nine month period ended March 31, 2006, salaries and benefits increased approximately $9,000, or 0.95%, as compared with the nine month period ended March 31, 2005. The increases in salaries and employee benefits for the three and nine month periods ended March 31, 2006 were primarily attributable to salary adjustments and other increases in benefit expenses. Other non-interest expenses increased by $21,000, or 9.05%, and $49,000, or 7.10%, for the three and nine month periods ended March 31, 2006 and 2005, respectively. The increases in other operating expenses were primarily attributable to an increase in office building and equipment expenses associated with the relocation of a branch office.

Provision for Income Taxes. Income tax expense was $22,000 for the three month period ended March 31, 2006 compared to $70,000 for the three month period ended March 31, 2005. For the nine month period ended March 31, 2006, income tax expense was $118,000, as compared to $231,000 for the nine month period ended March 31, 2005, resulting in effective tax rates of approximately 36% for 2006 and approximately 39% for 2005.

Liquidity and Capital Resources. As a holding company, the Company conducts its business through its subsidiary, the Bank. The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision (“OTS”). This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank’s average liquidity ratio well exceeded the required maximums at and during the three and nine month periods ended March 31, 2006. The Bank adjusts its liquidity levels in order to meet the funding needs of deposit outflows and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

The Bank is required to maintain certain levels of regulatory capital. At March 31, 2006, the Bank exceeded all minimum regulatory capital requirements.

Asset Classification, Allowances for Losses and Non-performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality periodically. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the market value of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but possess credit deficiencies or potential weaknesses. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified as a loss, an institution must either establish a specific allowance for the loss in the amount of the portion of the asset classified as such, or charge off that amount. Federal examiners may disagree with an institution’s classifications. If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors of the Bank reviews and approves all classifications on a monthly basis. At March 31, 2006, the Bank had $161,344 of assets classified as substandard and $214,350 of assets designated as special mention. There were no assets designated as doubtful or loss at March 31, 2006.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Nine Months Ended March 31,
	(Dollar Amounts in Thousands)
	2006	2005
Balance at beginning of period	$135	$144
Charge-offs	(11)	(20)
Recoveries	0	1
Provision for loan losses	15	5

Balance at end of period	$139	$130

Ratio of net charge-offs during the period to average loans outstanding during the period	0.03%	0.06%

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated.

	At March 31,
	2006	2005
	(Dollar Amounts in Thousands)
Loans accounted for on a non-accrual basis:(1)
Real estate loans:
One-to-four-family residential	$0	$46
Non-residential	—	—
Consumer, commercial and savings account loans	144	21
Other loans	—	—

Total	$144	$67

Accruing loans which are contractually past due 90 days or more:
Real Estate loans:
One-to-four-family residential	$12	$—
Non-residential	—	—
Consumer, commercial and savings account loans	—	—
Other loans	—	—

Total	$12	$—

Total of non-accrual and accruing loans 90 days past due loans	$156	$67

Percentage of total loans	0.45%	0.19%

Other non-performing assets(2)	$—	$—

Percentage of total assets	0.15%	0.06%

(1)	The Bank ceases accrual of interest on a loan when payment on the loan is delinquent in excess of 90 days. Income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments has been reestablished, in which case the loan is returned to accrual status.
(2)	Other non-performing assets may include real estate or other assets acquired by the Bank through foreclosure or repossession. Real estate owned is recorded at the lower of the recorded investment in the loan or fair value of the property, less estimated costs of disposition.

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

The economy in the Bank’s market area includes a mixture of manufacturing and agriculture. The largest employer in Etowah County is Goodyear Tire and Rubber Company, presently employing around 1,400 workers. In Talladega County, 17 miles from Etowah County, Honda Motor Company began automobile and engine production in November 2001. At the present time, the facility in Talladega County employs approximately 4,500 associates. Honda officials project that approximately 20% of the plant’s work force are residents of Etowah County with approximately 9% coming from Marshall and Cherokee Counties.

In 2006, Honda Motor Company will complete construction of a $70 million expansion of its machining facility which will add additional jobs and will benefit the economy in the Bank’s primary market area.

According to the Alabama Department of Industrial Relations, the unemployment rates for March 2006 in Etowah, Cherokee, and Marshall Counties were 3.4%, 3.0% and 2.7%, respectively, compared to 3.3% for the state of Alabama.

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

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

On April 20, 2006, the Company announced the declaration of a cash dividend of $.0875 per share payable on June 15, 2006 to stockholders of record on May 15, 2006.

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

THE SOUTHERN BANC COMPANY

Date: May 15, 2006	By:	/s/ Gates Little
Gates Little
President and Chief Executive Officer
(Principal Executive and Financial Officer)