Form 10KSB
period 2006-06-30
SOUTHERN BANC CO INC
filed 2006-09-28
CIK 946453

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

Registrant’s revenues for the fiscal year ended June 30, 2006: $5,269,496

The aggregate market value of the 601,046 shares of Common Stock of the registrant issued and outstanding held by non-affiliates was approximately $9.6 million based on the closing sales price of $15.95 per share of the registrant’s Common Stock on September 22, 2006 as listed on the OTC Bulletin Board® (“OTCBB”). For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant’s outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of September 27, 2006: 807,186

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the part of this report into which the document is incorporated:

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2006 (the “Annual Report”). (Parts I and II)

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

The holding company structure permits the Company to expand the financial services offered through the Bank. As a holding company, the Company has greater flexibility than the Bank to diversify its business activities through existing or newly formed subsidiaries or through acquisition or merger with other financial institutions. The Company qualifies as a unitary savings institution holding company and is subject to regulation by the Office of Thrift Supervision (“OTS”). The Company’s principal business is the business of the Bank. At June 30, 2006, the Company had total consolidated assets of $102.6 million, deposits of $82.2 million, net loans receivable of $33.7 million and stockholders’ equity of $14.9 million, or 14.5% of total assets.

On December 9, 2003, the Company filed an application with the Securities and Exchange Commission (“SEC”) to withdraw the Company’s common stock from listing and registration on the American Stock Exchange. On January 7, 2004, the SEC ordered that the application be granted, effective at the opening of business on January 8, 2004.

On September 19, 2006 the Company announced that it will file a Form 15 with the Securities and Exchange Commission and cease filing periodic reports with the SEC under the Securities Exchange Act of 1934. The Company expects to take this action shortly after the annual meeting of the stockholders. As of the date of filing the Form 15, the Company will no longer file periodic reports with the SEC, including Forms 10-KSB, 10-QSB and 8-K. Factors influencing the Company’s decision include: (a) the administrative and third party professional costs associated with being a SEC “reporting company” under the 1934 Act, including significant additional costs arising under the Sarbanes-Oxley Act of 2002, (b) the increased time to be available for management to focus on growing the Company’s business and (c) the limited trading in the Company’s common stock.

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

According to the Alabama Department of Industrial Relations, the unemployment rates for August 2006 in Etowah, Cherokee, and Marshall Counties were 3.9%, 3.9% and 3.1%, respectively, compared to 3.9% for the state of Alabama.

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

At June 30, 2006, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was approximately $3.7 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was approximately $417,000.

Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated. At June 30, 2006, the Bank had no concentrations of loans exceeding 10% of total loans that are not disclosed below.

	At June 30,
	2006		2005
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Real estate loans:
One-to-four-family residential	$21,994	64.88%	$24,598	68.76%
Non-residential	1,157	3.41	1,299	3.63
Consumer loans(1)	7,290	21.50	7,729	21.60
Commercial loans	2,565	7.57	1,306	3.65
Savings account loans	896	2.64	843	2.36

Total gross loans	33,902	100.00%	35,775	100.00%

Less:
Unearned income	24		83
Deferred loan fees (costs), net	29		25
Allowance for loan losses	139		136

Total	$33,710		$35,531

(1)	Consumer loans include home equity line of credit loans of approximately $1,844,000 and $1,747,000, at June 30, 2006 and 2005, respectively.

The following table sets forth information at June 30, 2006 regarding the dollar amount of loans maturing or repricing in the Bank’s portfolio, based on contractual terms to maturity or repricing period. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Due Within 1 Year After 6/30/06	Due After 1 through 5 Years After 6/30/06	Due After 5 Years After 6/30/06	Total
	(In thousands)
Real estate mortgage	$876	$1,415	$20,860	$23,151

Consumer, commercial and savings account loans	4,777	4,819	1,155	10,751

Total	$5,653	$6,234	$22,015	$33,902

The following table sets forth at June 30, 2006, the dollar amount of gross loans that have fixed or adjustable rates.

	Predetermined Rate	Floating or Adjustable Rates
	(In thousands)
Real estate	$22,968	$183
Consumer, commercial and savings account loans	7,534	3,217

Total	$30,502	$3,400

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

Originations, Purchases and Sales of Loans. The Bank’s loans are primarily originated by salaried loan officers of the Bank, although, from time to time, the Bank purchases loans. During fiscal 2006, the Bank purchased $1,372,500 in commercial real estate participation loans. During the fiscal year ended June 30, 2006, the Bank originated and sold a total of approximately $2,543,000 in loans to the secondary market.

One-to-Four-Family Residential Lending. Historically, the Bank’s principal lending activity has been the origination of fixed rate loans secured by first mortgages on existing one-to-four-family residences in the Bank’s market area. The purchase price or appraised value of most of such residences generally has been between $35,000 and $391,000, with the Bank’s loan amounts averaging approximately $93,000. At June 30, 2006, $22.0 million, or 64.9%, of the Bank’s total loans were secured by one-to-four-family residences, a substantial portion of which were existing, owner-occupied, single-family residences in the Bank’s market area. At June 30, 2006, $23.0 million, or 99.2% of the Bank’s real estate loans, had fixed rates, and $183,000 or 0.80%, had adjustable rates.

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

Until November 1999, the Bank previously offered a mortgage loan product which provided for a term of up to 21 years with the interest rate increasing one percentage point every seven years. This increase is not contingent upon any corresponding increase in market interest rates. As of June 30, 2006, the Bank had originated $7.4 million of these graduated rate loans.

The Bank’s lending policies generally limit the maximum loan-to-value ratio on one-to-four-family residential mortgage loans secured by owner-occupied properties to 100% of the lesser of the appraised value or purchase price. The Bank’s lending policies generally require private mortgage insurance for any loan that exceeds an 80% loan-to-value ratio.

The Bank has not originated any adjustable rate, one-to-four-family residential mortgage loans in recent years. However, total loans at June 30, 2006 included adjustable rate, one-to-four-family residential loans with an aggregate principal balance of $183,000, substantially all of which were purchased during fiscal 1996. The rates at which interest accrues on these loans are adjustable annually, generally with limitations on adjustments of 2.0% per adjustment period and 6.0% - 6.5% over the life of the loan. While such loans may include initial discounted rates, they were underwritten and borrowers were qualified based on the fully indexed interest rate. The Bank’s adjustable rate loans do not permit negative amortization.

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

Consumer Lending. At June 30, 2006, the Bank’s total consumer loan portfolio was approximately $7.3 million and consisted primarily of new and used automobile loans, home equity lines of credit, and both secured and unsecured demand loans. These loans totaled approximately $3.6 million, $1.8 million, $1.8 million and $76,000, respectively, at June 30, 2006. Management plans to continue the Bank’s expansion of these programs as part of the Bank’s plan to provide a wider range of financial services to the Bank’s customers while increasing the Bank’s portfolio yields.

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

Asset Classification, Allowances for Losses and Non-performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, an institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with an institution’s classifications. If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications on a monthly basis. At June 30, 2006, the Bank had no assets classified as loss, no assets classified as doubtful, $85,456 of assets classified as substandard and $352,408 of assets designated as special mention.

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

At the date of foreclosure or other repossession, the Bank transfers the property to real estate acquired in settlement of loans at the lower of recorded investment in the loan or fair value, net of estimated cost of disposition. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through an appraisal at the time of foreclosure. Any amount of the recorded investment in the loan in excess of fair value is charged-off against the allowance for loan losses. Subsequent to foreclosure, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate may be recorded if certain conditions are met. At June 30, 2006, the Bank held $2,936 in repossessed assets pending disposal.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Years Ended June 30,
	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$135	$144
Charge-offs	(11)	(27)
Recoveries	0	3
Provision for loan losses	15	15

Balance at end of period	$139	$135

Ratio of net charge-offs during the period to average loans outstanding during the period	0.03%	0.08%

The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At June 30,
	2006		2005
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to four-family residential	$45	64.88%	$50	68.76%
Non-residential	—	3.41	—	3.63
Consumer, commercial and savings account loans	94	31.71	85	27.61

Total allowance for loan losses	$139	100.00%	$135	100.00%

The Bank ceases accrual of interest on a loan when payment on the loan is delinquent in excess of 90 days. Income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments has been reestablished, in which case the loan is returned to accrual status.

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated.

	At June 30,
	2006	2005
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:(1)
Real estate loans:
One-to-four-family residential	$40	$8
Non-residential	—	—
Consumer, commercial and savings account loans	43	22
Other loans	—	—

Total	$83	$30

Accruing loans which are contractually past due 90 days or more:
Real Estate loans:
One-to-four-family residential	$—	$—
Non-residential	—	—
Consumer, commercial and savings account loans	—	—
Other loans	—	—

Total	$—	$—

Total of non-accrual and accruing loans 90 days past due loans	$83	$30

Percentage of total loans	0.24%	0.08%

Other non-performing assets(2)	$3	$6

Percentage of total assets	0.08%	0.03%

(1)	The Bank ceases accrual of interest on a loan when payment on the loan is delinquent in excess of 90 days. Income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments has been reestablished, in which case the loan is returned to accrual status.
(2)	Other non-performing assets may include real estate or other assets acquired by the Bank through foreclosure or repossession. Real estate owned is recorded at the lower of the recorded investment in the loan or fair value of the property, less estimated costs of disposition.

Neither cash basis interest income nor interest income foregone on non-accrual loans was considered significant for the years ended June 30, 2006 and 2005.

At June 30, 2006, management had identified no loans which were not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms.

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

Securities designated as “available for sale” are carried at their fair value with unrealized gains or losses, net of tax effect, recognized in equity. At June 30, 2006, investment securities with an aggregate amortized cost of approximately $59.8 million and an aggregate fair value of approximately $57.6 million were included in the portfolio of securities designated as available for sale. The aggregate impact on equity was a net decrease of approximately $1.1 million for the year ended June 30, 2006. The net unrealized pre-tax loss on securities available for sale at June 30, 2006 was approximately $2.2 million. For additional information, see Consolidated Statements of Stockholders’ Equity and Note 2 to Consolidated Financial Statements in the Annual Report filed as Exhibit 13 to this Report. Securities designated as “held to maturity” are those assets which the Bank has the ability and management has the intent to hold to maturity and are carried at amortized cost. At June 30, 2006, securities designated as held to maturity had an aggregate amortized cost of approximately $2.6 million and an aggregate fair value of approximately $2.6 million. Upon acquisition, securities are classified as to the Bank’s intent.

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

The Bank’s mortgage-backed securities portfolio consists primarily of seasoned fixed-rate and adjustable rate mortgage-backed securities. At June 30, 2006, the Bank had approximately $1.6 million in mortgage-backed securities which are considered to be held to maturity and which are insured or guaranteed by FNMA, FHLMC or GNMA. At June 30, 2006, the carrying value of mortgage-backed securities designated as available for sale was approximately $32.5 million and the carrying value of U.S. Government agency securities designated as available for sale and U. S. Treasury securities was approximately $20.5 million. See Notes 2 and 3 of Notes to Consolidated Financial Statements in the Annual Report.

The following table sets forth the carrying value of the Bank’s investment portfolio at the dates indicated.

	At June 30,
	2006	2005
	(In thousands)
Securities available for sale:(1)
U.S. Treasury securities	$770	$—
U.S. Government agency securities	19,735	7,659
Mortgage-backed securities	32,487	44,345
Other	4,631	7,399

Total securities available for sale	$57,623	$59,403

Securities held to maturity:(2)
Mortgage-backed securities	$1,580	$2,656
Other	1,000	1,004

Total securities held to maturity	$2,580	$3,660

Total securities	$60,203	$63,063

(1)	The carrying value is the approximate fair value of the security at each reporting date.
(2)	The carrying value is the amortized cost of the security at each reporting date.

The following table sets forth information regarding the scheduled maturities, amortized costs, fair values and weighted average yields for the Bank’s investment securities at June 30, 2006.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Amortized Cost	Fair Value	Average Yield
				(Dollars in Thousands)
Securities available for sale:(1)
U.S. Government agency Securities	$2,118	4.0%	$7,731	4.9%	$7,653	4.9%	$2,232	5.1%	$20,233	$19,735	4.8%
U. S. Treasury securities	—	0.0	261	3.5	509	0.0	—	0.0	757	770	1.2
Mortgage-backed securities	43	6.1	4,968	4.6	6,268	4.6	21,209	4.7	33,992	32,487	4.7
Other(3)	2	0.0	—	0.0	2,504	4.9	2,125	3.9	4,807	4,631	4.4

Total securities available for sale	$2,163	4.1%	$12,960	4.7%	$16,934	4.6%	$25,566	4.3%	$59,790	$57,623	4.6%

Securities held to maturity:(2)
Mortgage-backed securities	$30	7.7%	$946	6.9%	$390	7.2%	$214	7.6%	$1,580	$1,616	7.1%
Other	1,000	5.0	—	0.0	—	0.0	—	0.0	1,000	1,000	5.0

Total securities held to maturity	$1,030	5.1%	$946	6.9%	$390	7.2%	$214	7.6%	$2,580	$2,616	6.3%

Total securities	$3,193	4.4%	$13,906	4.8%	$17,324	4.7%	$25,780	4.7%	$62,370	$60,239	4.5%

(1)	Carrying value of securities available for sale is their approximate fair value at the reporting date. Average yield on securities available for sale is based on their amortized historical costs at the reporting date.
(2)	Carrying value of securities held to maturity is their amortized historical cost at their reporting date. Average yield on securities held to maturity is based on their amortized historical cost at the reporting date.
(3)	Other securities include the Bank’s investment in other common stock.

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

Deposits in the Bank as of June 30, 2006 were represented by the various programs described below.

Interest Rate	Minimum Term	Category	Minimum Amount	Balances	Percentage of Total Savings
			(In thousands)
0.250%	None	NOW Accounts	$100	$417	0.51%
0.312	None	Passbook Statement Accounts	100	2,488	3.03
0.499	None	Gold Star Savings Account	100	1,076	1.31
0.250	None	Money Market Deposit Account	1,500	53	0.06
0.250	None	High Yield Account	100	939	1.14
0.249	None	Best Checking Account	50	74	0.09
0.248	None	Merit Checking	50	918	1.12
0.250	None	Classic 55 Checking	50	1,512	1.84
0.000	None	Free Checking	—	139	0.17
0.000	None	Business Checking	50	428	0.52
0.248	None	First Checking	50	4,185	5.10
3.327	None	Premium MMDA	10,000	6,838	8.32

		Certificates of Deposit
2.000%	91 Days	3-Month Money Market	1,000	182	0.22%
2.626	5 Month	Fixed Term, Fixed Rate	1,000	115	0.14
1.000	182 Days	6-Month Money Market	1,000	148	0.18
3.958	7 Month	Fixed Term, Fixed Rate	1,000	3,024	3.68
1.000	8 Month	Fixed Term, Fixed Rate	1,000	11	0.01
1.000	10 Month	Fixed Term, Fixed Rate	1,000	45	0.05
4.800	12 Month	Fixed Term, Fixed Rate	1,000	11,958	14.55
1.370	14 Month	Fixed Term, Fixed Rate	1,000	202	0.25
1.500	18 Month	Fixed Term, Fixed Rate	1,000	181	0.22
3.322	18 Month-IRA	Fixed Term, Fixed Rate - IRA	250	605	0.74
3.261	21 Month	Fixed Term, Fixed Rate	1,000	10,602	12.90
3.660	24 Month	Fixed Term, Fixed Rate	1,000	1,756	2.14
1.520	30 Month	Fixed Term, Fixed Rate	1,000	2,046	2.49
2.000	36 Month	Fixed Term, Fixed Rate	1,000	640	0.78
1.949	48 Month	Fixed Term, Fixed Rate	1,000	6,884	8.38
3.192	60 Month	Fixed Term, Fixed Rate	1,000	16,764	20.40
3.625	72 Month	Fixed Term, Fixed Rate	1,000	109	0.13
5.227	120 Month	Fixed Term, Fixed Rate	1,000	39	0.05
3.821	3-Month-State	Fixed Term, Fixed Rate	1,000	1,325	1.61
4.025	11 Month	Fixed Term, Fixed Rate	1,000	6,291	7.66
1.000	17 Month	Fixed Term, Fixed Rate	1,000	67	0.08
1.000	19 Month	Fixed Term, Fixed Rate	1,000	109	0.13

		Total		$82,170	100.00%

The following tables set forth the average balances and average interest rates paid for deposits in the Bank as of the dates indicated.

	Years Ended June 30,
	2006			2005
	Savings	Interest- Bearing Demand Deposits	Certificates of Deposit	Savings	Interest- Bearing Demand Deposits	Certificates of Deposit
			(Dollars in thousands)
Average balance	$4,121	$15,637	$61,370	$5,393	$16,366	$60,737
Average interest rate	0.54%	1.51%	3.45%	0.57%	1.32%	2.80%

The following table sets forth the certificates of deposit in the Bank classified by rates at the dates indicated.

	At June 30,
	2006	2005
	(In thousands)
0.01 – 2.00%	$3,998	$6,945
2.01 – 4.00%	30,575	47,369
4.01 – 6.00%	28,530	5,535

	$63,103	$59,849

The following table indicates the amount of the certificates of deposit of $100,000 or more in the Bank by time remaining until maturity at June 30, 2006.

Maturity Period	Certificates of Deposits
(In thousands)
Three months or less	$3,516
Over three through six months	911
Over six through twelve months	5,202
Over twelve months	8,336

Total	$17,965

Borrowings. Savings deposits historically have been the primary source of funds for the Bank’s lending, investment and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. As of June 30, 2006, Federal Home Loan Bank advances were approximately $5.3 million.

Subsidiary Activities

Federally chartered savings institutions are permitted to invest up to 2% of their assets in subsidiary service corporations, plus an additional 1% in subsidiaries engaged in specific community purposes. Under such limitation, as of June 30, 2006, the Bank was authorized to invest approximately $2.0 million in the stock of or loans to subsidiaries. The Bank currently does not have a subsidiary.

REGULATION

The following discussion is intended to be a summary of certain statutes, rules and regulations affecting the Company and the Bank. A number of other statutes and regulations have an impact on their operations. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “SOX Act”) provides for sweeping changes with respect to corporate governance, accounting policies and disclosure requirements for public companies, and also for their directors and officers. The SOX Act required the SEC to adopt new rules to implement its requirements, including new financial reporting requirements and rules concerning corporate governance. SEC rules require a reporting company’s chief executive and chief financial officers to certify certain financial and other information included in the company’s quarterly and annual reports. The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the company’s disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about the company’s controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation. Certifications by the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the financial statements and other information are included as an exhibit to this Form 10-KSB. See Item 8A (“Controls and Procedures”) hereof for the Company’s evaluation of disclosure controls and procedures. The certifications required by Section 906 of the SOX Act also have been filed as an Exhibit to this Form 10-KSB.

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

Regulation of the Bank

General. As a federally chartered, FDIC-insured savings institution, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

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

Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. At June 30, 2006, the Bank was in compliance with its regulatory capital requirements.

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

In addition to the above regulatory capital requirements, the OTS’ prompt corrective action regulation classifies savings institutions by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any savings institution that fails to meet the regulation’s capital standards. Under this regulation, a ‘well capitalized” savings institution is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A savings institution is deemed “adequately capitalized” category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” depending on their capital levels. A savings institution that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At June 30, 2006, the Bank was classified as “well capitalized.”

Insurance of Deposit Accounts. The deposit accounts held by the Bank are insured to applicable limits by the FDIC. Although the FDIC is authorized to assess premiums under a risk-based system for such deposit insurance, most insured depository institutions have not been required to pay premiums for the last 10 years. The Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 15, 2006, has resulted in significant changes to the federal deposit insurance program: (i) effective July 1, 2006, the Bank Insurance Fund (which formerly insured the deposits of banks) and the Savings Association Insurance Fund (which formerly insured the deposits of savings associations like the Bank) were merged into a new combined fund, called the Deposit Insurance Fund; (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts has been increased to $250,000 per participant subject to adjustment for inflation. The FDIC has been given greater latitude in setting the assessment rates for insured depository institutions, which could be used to impose minimum assessments.

The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund’s reserves exceed the designated reserve ratio, the Federal Deposit Insurance Corporation is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.

The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for the first six months of 2006 at 0% to ..027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender (“QTL”) tests. To qualify as a QTL, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner’s Loan Act by maintaining at least 65% of its “portfolio assets” in certain “Qualified Thrift investments” (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At June 30, 2006, the Bank was in compliance with its QTL requirement.

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

The OTS may disapprove an application or notice if the proposed capital distribution would: (i) make the savings institution undercapitalized; (ii) raise safety or soundness concerns; or (iii) violate a statue, regulation, or agreement. Further, a federal savings institution, like the Bank, cannot distribute regulatory capital that is needed for its liquidation account.

Loans to One Borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution’s unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At June 30, 2006, the Registrant’s lending limit for loans to one borrower was approximately $3.7 million and had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank’s advances from the FHLB. At June 30, 2006, the Bank was in compliance with this requirement. The Federal Home Loan Bank imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member’s capital and limiting total advances to a member.

The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends paid and could continue to do so in the future. In addition, the Federal Housing Finance Board has proposed that the Federal Home Loan Banks increase their capital levels by retaining more earnings, and this proposal has led several Federal Home Loan Banks to reduce their dividends.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 2006, the Bank was in compliance with these Federal Reserve Board requirements.

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

Under the experience method, the bad debt reserve deduction for qualifying real property loans is an amount determined under a formula based generally on the bad debts actually sustained by a savings institution over a period of years. Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans was computed as 8% of the thrift’s taxable income. The maximum deduction could be taken as long as not less than 60% of the total dollar amount of the assets of an institution fell within certain designated categories. If the amount of qualifying assets fell below 60%, the institution would get no deduction and could be required to recapture, generally over a period of years, its existing bad debt reserves (although net operating loss carryforwards could be used to offset such recapture).

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

Earnings appropriated to the Bank’s tax bad debt reserves and claimed as tax deductions will not be available for the payment of cash dividends or other distributions to the Company (including distributions made upon dissolution or liquidation), unless the Bank includes the amounts distributed in taxable income, along with the amounts deemed necessary to pay the resulting federal income tax. At June 30, 2006, the Bank had approximately $2.8 million of pre-1988 accumulated bad debt reserves for which federal income taxes have not been provided.

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

Employees

As of June 30, 2006, the Company and the Bank had 31 full-time employees none of whom was represented by a collective bargaining agreement.

Item 2. Description of Property

The following table sets forth information regarding the Bank’s offices at June 30, 2006.

	Year Opened	Net Book Value at June 30, 2006	Approximate Square Footage	Owned or Leased
Main Office:
221 South 6th Street Gadsden, Alabama 35901	1968	$179,646	6,500	Owned
Branch Offices:
625 East Main Street Albertville, Alabama 35950	2005	481,686	6500	Owned
2204 Henry Street Guntersville, Alabama 35976	2000	199,616	1,100	Owned
390 W. Main Street Centre, Alabama 35960	1994	53,557	2,263	Owned

The net book value of the Bank’s investment in furnishings and equipment totaled $131,958 at June 30, 2006.

Item 3. Legal Proceedings

From time to time, the Bank is a party to various legal proceedings incident to its business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

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

The following table details stock repurchases by the Company during the year ended June 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
August 1-31, 2005	6,444	$16.75	—	—
September 1-30, 2005	17,000	$16.75	—	—
December 1-31, 2005	200	$16.20	—	—
May 1-31, 2006	26,655	$16.98	—	—
June 1-30, 2006	75	$16.91	—	—

Total	50,374	$16.80	—	—

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

Item 8A. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 8B. Other Information

On September 27, 2006, the registrant announced its results of operations for the quarter and fiscal year ended June 30, 2006. A copy of the press release is attached as Exhibit 99 to this Annual Report on Form 10-KSB and is incorporated herein by reference.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act

General

The Nominating and Corporate Governance Committee of the Board of Directors has nominated Craig G. Cantrell and James B. Little, Jr. to serve as directors for a three-year period. All nominees are currently members of the Board and will be considered and voted upon at the Annual Meeting of the Stockholders to be held on November 8, 2006 (the “Meeting”).

The following table sets forth the names of the nominees for election as directors and the directors whose terms expire in future years. Also set forth is certain other information with respect to each person’s age, the year he first became a director, the expiration of his term as a director, and the number and percentage of shares of Common Stock beneficially owned.

Name	Age at June 30, 2006	Year First Elected as Director (1)		Current Term to Expire	Shares of Common Stock Beneficially Owned at the Record Date (2)	Percent of Class
BOARD NOMINEES FOR TERMS TO EXPIRE IN 2009

Craig G. Cantrell	77	1961		2006	7,500	0.9%
James B. Little, Jr.	76	1957		2006	49,984	6.2%

DIRECTORS CONTINUING IN OFFICE

Grady Gillam	82	1989		2007	14,451	1.8%
Rex G. Keeling, Jr.	63	1974		2007	2,180	0.3%
James B. Little, III	45	2000	(3)	2007	1,454	0.2%
Thomas F. Dowling, III	69	1972		2008	12,123	1.5%
Gates Little	36	1994		2008	50,848	6.3%
Fred Taylor	79	1993		2008	12,600	1.6%

(1)	Except for James B. Little, III, includes term of office as director of the Bank prior to formation of the Company as holding company for the Bank. All directors, other than James B. Little, III, were initially appointed as directors of the Company in 1995 in connection with the incorporation of the Company and also serve as directors of the Bank.
(2)	Includes exercisable stock options for 291 and 5,000 shares held by Messrs. James B. Little, III and Gates Little, respectively; does not include shares held by the Company’s stock option and incentive plan trust. See “Voting Securities and Beneficial Ownership” above.
(3)	James B. Little, III was appointed to the Board of Directors of the Company in 2000 to fill a vacancy. He does not serve as a director of the Bank.

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

Corporate Governance and Other Matters

Board of Director and Stockholder Meetings. The Boards of Directors of the Company and the Bank hold regular monthly meetings and special meetings as needed. The Board of Directors of the Company and the Bank met five and twelve times, respectively, during the fiscal year ended June 30, 2006. All directors attended 100% of the Board of Directors meetings and assigned committee meetings during the fiscal year with the exception of James B. Little, III who attended 50%. The Company expects all members of the Board of Directors to attend annual meetings. All members of the Board of Directors attended the 2005 Annual Meeting of Stockholders.

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

The Audit Committee has oversight responsibility for the quality and integrity of the Company’s financial statements. The committee meets privately with the independent auditors, has the sole authority to retain and dismiss the independent auditors and reviews their performance and independence from management. The independent auditors have unrestricted access and report directly to the committee. The Audit Committee met four times during the fiscal year ended June 30, 2006. The primary functions of the Audit Committee are to oversee: (i) the audit of the financial statements of the Company provided to the SEC, the shareholders and the general public; (ii) the Company’s internal financial and accounting processes; and (iii) the independent audit process. Additionally, the Audit Committee has responsibilities relating to: (i) registered public accounting firms; (ii) complaints relating to accounting, internal accounting controls or auditing matters; (iii) authority to engage advisors; and (iv) funding as determined by the audit committee. These and other aspects of the Audit Committee’s authority are more particularly described in the Audit Committee Charter adopted by the Board of Directors.

The Audit Committee approves audit and non-audit services to be provided to the Company by its independent auditor. All services to be provided by the independent auditor, including audit services and permitted audit-related and non-audit services, must be pre-approved by the Audit Committee. The Audit Committee approved all audit and non-audit services provided during the fiscal year ended June 30, 2006. See “Independent Public Accountants.”

Compensation Committee. The members of the Compensation Committee are Messrs. Dowling and Gillam, each of whom is a non-employee director and is also independent within the meaning of NASDAQ rules. The Compensation Committee met one time during the fiscal year ended June 30, 2006. The functions of the Compensation Committee include making recommendations to the Board of Directors concerning compensation, including incentive compensation, of the executive officers. The Compensation Committee also administers the stock option plans.

Nominating and Corporate Governance Committee. The independent members of the Board of Directors serve as the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for evaluating and recommending individuals for election or re-election to the Board of Directors, including those recommendations submitted by stockholders, the evaluation of the performance of the Board of Directors and its committees, and the evaluation and recommendation of corporate governance policies. In the year ended June 30, 2006, the Nominating and Corporate Governance Committee held one meeting.

It is a policy of the Nominating and Corporate Governance Committee that candidates for director possess the highest personal and professional integrity, have demonstrated exceptional ability and judgment and have skills and expertise appropriate for the Company and serving the long-term interests of the Company’s stockholders. The committee’s process for identifying and evaluating nominees is as follows: (1) in the case of incumbent directors whose terms of office are set to expire, the committee reviews such directors’ overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance, and any related party transactions with the Company during the applicable time period (incumbent directors whose terms are to expire do not participate in such review); and (2) in the case of new director candidates, the committee first conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board of Directors. The committee meets to discuss and consider such candidates’ qualifications, including whether the nominee is independent, and then selects a candidate for recommendation to the Board of Directors by majority vote. Incumbent director-nominees abstained from the nomination process. In seeking potential nominees, the Nominating and Corporate Governance Committee uses its and management’s network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. To date, the Nominating and Corporate Governance Committee has not paid a fee to any third party to assist in the process of identifying or evaluating director candidates, nor has the committee rejected a timely director nominee from a stockholder(s) holding more than 5% of the Company’s voting stock.

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

The Company’s Certificate of Incorporation provides that, to be timely, a stockholder’s notice of nomination must be delivered or mailed to the Secretary of the Company not less than 30 days nor more than 60 days prior to an annual meeting; provided, however, that in the event that less than 40 days’ notice of the meeting is given or made to stockholders, notice by the stockholder, to be timely, must be not later than close of business on the 10th day following the date on which notice is mailed. A stockholder’s notice of nomination must also set forth as to each person who the stockholder proposes to nominate for election as a director, (a) the name, age, business address and, if known, residence address of such person, (b) the principal occupation or employment of such person, (c) the class and number of shares of the Company which are beneficially owned by such person, and (d) any other information reasonably requested by the Company. At the request of the Board of Directors, any person nominated by the Board of Directors for election as a director shall furnish to the Secretary of the Company that information required to be set forth in a stockholder’s notice of nomination which pertains to the nominee. Stockholder nominations may be proposed by any shareholder eligible to vote at an annual meeting, provided the notice is timely and complies with the informational requirements of the Certificate of Incorporation. To be timely under the Certificate of Incorporation, nominations by any stockholder eligible to vote at the Meeting must be received by the Company on or before October 27, 2006.

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

Item 10. Executive Compensation

Director Compensation

The Company’s directors meet on a quarterly basis and receive $300 per meeting. For fiscal 2006, the Company’s directors’ fees totaled $9,000. The Bank’s directors receive fees of $700 per monthly meeting attended and $350 per committee meeting attended. Directors may miss up to two monthly meetings and still receive the monthly fee. For fiscal 2006, the Bank’s directors’ fees totaled $59,500.

Executive Compensation

Summary Compensation Table. The following table sets forth cash and non-cash compensation for each of the fiscal years ended June 30, 2006, 2005 and 2004 awarded to or earned by the Company’s President and Chief Executive Officer for services rendered in all capacities to the

Company and its subsidiaries. No other executive officer earned in excess of $100,000 in salary and bonus.

Name and Principal Position	Fiscal Year	Annual Compensation			Long-Term Compensation Awards		All Other Compensation (2)
		Salary (1)	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options
Gates Little	2006	$109,600	$7,500	$162	$—	—	$20,441
President &	2005	$109,600	$7,500	$162	—	—	$22,673
Chief Executive Officer	2004	$109,600	$7,500	$144	—	—	$23,667

(1)	Includes directors’ fees of $9,600 for each of fiscal years 2006, 2005 and 2004.
(2)	Includes contributions to the Bank’s defined contribution qualified pension plan, pursuant to which the Bank contributes 15% of each employee’s annual salary and bonus to an IRA account, and ESOP share allocations, valued at the respective fiscal year ends.

Stock Options

The following table sets forth information regarding the number and value of options held by the Company’s President and Chief Executive Officer at the end of fiscal 2006. No options were granted to such officer during the year.

	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End (1)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Gates Little	5,000	—	$7,700	$—

(1)	Based on difference between exercise price of $14.56 and closing price on June 30, 2006 ($16.10).

Options are in-the-money if the fair market value of the underlying securities exceeds the exercise price of the option.

Employment Agreements

Each of the Company and the Bank has entered into an employment agreement with Gates Little to serve as President and Chief Executive Officer. The agreements provide for terms of three years, with a minimum annual base salary of $100,000 per year. On each anniversary date from the date of commencement of the agreements, the terms of employment will be extended to a date up to 36 months thereafter, upon a determination by the Boards of Directors that the performance of the employee has met the required performance standards and that such agreements should be extended. Additionally, the agreements provide for an automatic 36-month extension of the term upon the occurrence of a “Change in Control” (as defined below). The agreements provide for a salary review by the Boards of Directors not less often than annually, as well as inclusion in any discretionary bonus plans, retirement and medical plans, customary fringe benefits and vacation and sick leave. The agreements will terminate upon the employee’s death or disability and are terminable for “just cause” as defined in the agreements (for example, personal dishonesty, willful misconduct or material breach of the agreements). In the event of termination for just cause, no severance benefits are available. If the Company or the Bank terminates the employee without just cause, he will be entitled to a continuation of his salary and benefits from the date of termination through the remaining terms of the agreements plus his salary only for an additional 12-month period (but not in an aggregate amount in excess of three times his five years’ average annual compensation). If the agreements are terminated due to the employee’s disability (as defined in the employment agreements), his salary and benefits will terminate. In the event of the employee’s death during the terms of the agreements, his estate will be entitled to receive his salary through the end of the month in which his death occurs. Severance benefits will be paid in a lump sum or in installments, as he elects. The employee is able to terminate the agreements voluntarily by providing 90 days’ written notice to the Boards of Directors of the Company and the Bank, in which case he is entitled to receive only his compensation, vested rights and benefits up to the date of termination. However, in the event the employee voluntarily terminates his employment within 90 days following the occurrence of one of the following events (other than in connection with a “Change in Control”) (i) a material reduction in his base compensation, (ii) the failure to continue to provide him with the compensation and benefits provided for under the agreements or with benefits substantially similar to those provided to him under an employee benefit plan of the Bank in which he is a participant, or the taking of any action that would directly or indirectly reduce any of such benefits or deprive him of any material fringe benefit enjoyed by him, (iii) the assignment to him of duties and responsibilities materially different from those normally associated with his position, or (iv) a material diminution or reduction in his responsibilities or authority, he will be entitled to those benefits and payments he would be entitled to receive if he had been involuntarily terminated without just cause.

The agreements contain provisions stating that in the event of the employee’s involuntary or constructive termination of employment in connection with, or within 6 months before or 24 months after, any “Change in Control” of the Company or the Bank, other than for just cause, he will be paid within 10 days of such termination an amount equal to the difference between (i) 2.99 times his base amount (as defined in Section 280G(b)(3) of the Internal Revenue Code) and (ii) the sum of any other parachute payments (as defined under Section 280G(b)(2) of the Internal Revenue Code) that he receives on account of the change in control. Under the agreements, a “Change in Control” is defined as (i) the acquisition, by any person or entity, of the ownership or power to vote more than 25% of the Company’s or the Bank’s voting stock, (ii) the control of the election of a majority of the Company’s or the Bank’s directors, (iii) the exercise of a controlling influence over the management or policies of the Company or the Bank, or (iv) during any consecutive two-year period, directors of the Company or the Bank at the beginning of such period cease to constitute two-thirds of the Board of Directors of the Company or the Bank, unless the election of replacement directors was approved by a two-thirds vote of the initial directors then in office. The agreements provide that the amount to be paid to the employee in the event of such an involuntary termination will be paid in one lump sum within 10 days of such termination. The agreements also provide for a similar lump sum payment to be made in the event of the employee’s voluntary termination of employment for any reason within 30 days of a Change in Control upon the occurrence, or within 90 days thereafter, of certain specified events following the Change in Control which have not been consented to in advance in writing by him, including (i) the requirement that he move his personal residence or perform his principal executive functions more than 30 miles from the Bank’s primary office as of the date of the Change in Control, (ii) a material reduction in his base compensation as then in effect, (iii) the failure to continue to provide him with compensation and benefits substantially similar to those provided to him under any of the employee benefit plans in which he is or becomes a participant or under his employment agreements, or the taking of any action by the Company or the Bank which would directly or indirectly deprive him of any material fringe benefit enjoyed by him as of the date of the Change in Control, (iv) the assignment to him of duties and responsibilities which are other than those normally associated with his position with the Bank, (v) a material reduction in his authority and responsibility, (vi) the failure to re-elect him to the Board of Directors, or (vii) a material reduction in his secretarial or administrative support. The aggregate payments that would be made assuming termination of employment under the foregoing circumstances at June 30, 2006 would have been approximately $239,800 These provisions may have an anti-takeover effect by making it more expensive for a potential acquiror to obtain control of the Company. If the employee were to prevail over the Company and the Bank in a legal dispute with respect to the agreements, he would be reimbursed for his legal and other expenses.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The following table provides information as of September 16, 2006 with respect to the shares of Common Stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of Securities to be issued upon Exercise of Outstanding, Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (2)
Equity Compensation Plans Approved by Stockholders (1)	5,291	$14.17	17,077
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	5,291	$14.17	17,077

(1)	Consists of the 1996 Stock Option and Incentive Plan (the “Option Plan”).
(2)	Includes shares available for future issuance under the Option Plan. As of September 16, 2006, an aggregate of 17,077 shares of Common Stock were available for issuance under the Option Plan. In addition, shares of Common Stock subject to options which remain unissued after the cancellation, expiration or exchange of such options shall again become available for grant under the Option Plan. Excludes shares available for issuance under the ESOP.

Item 12. Certain Relationships and Related Transactions

Transactions with Management

The Bank offers loans to directors, officers and other employees of the Company and the Bank. These loans are made in the ordinary course of business on substantially the same terms, including collateral, interest rates and repayment terms as those prevailing for comparable transactions with non-affiliated persons. It is management’s belief that these loans do not involve more than the normal risk of collectibility or present other unfavorable features. At June 30, 2006, the Bank’s loans to directors and executive officers totaled approximately $42,714.

Item 13. Exhibits

No.	Description
3.1 *	Certificate of Incorporation of The Southern Banc Company, Inc.(as amended)

3.2 **	Bylaws of The Southern Banc Company, Inc. (as amended)

4.1 ***	Specimen Common Stock Certificate of The Southern Banc Company, Inc.

4.2 ****	Rights Agreement

10.1 *****	Employment Agreements between The Southern Banc Company, Inc. and First Federal Savings and Loan Association of Gadsden and James B. Little Jr.

10.2 *****	First Federal Savings and Loan Association of Gadsden Supplemental Executive Retirement Agreement

10.3 ******	The Southern Banc Company, Inc. 1996 Stock Option and Incentive Plan and trust

10.4 ******	First Federal Savings and Loan Association of Gadsden Management Recognition Plan and trust

10.5 *******	1997 Amendments to Employment Agreements between the Southern Banc Company, Inc. and First Federal Savings and Loan Association and James B. Little Jr.

10.6 *******	Employment Agreements between The Southern Banc Company, Inc. and First Federal Savings and Loan Association of Gadsden and Gates Little.

13	Annual Report to Stockholders. Except for these portions of the Annual Report to Stockholders which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed “filed” as part of this Report.

14 ********	Code of Ethics

21	Subsidiaries

23.1	Consent of Barfield, Murphy, Shank & Smith, P.C.

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification pursuant to 18 U.S.C. Section 1350

99	Press Release dated September 27, 2006 announcing results of operations.

*	Incorporated by reference to Annual Report on Form 10-KSB for fiscal year ended June 30, 2001.
**	Incorporated by reference to Annual Report on Form 10-KSB for fiscal year ended June 30, 2003.
***	Incorporated by reference to Registration Statement on Form 8-A (No. 1-13964).
****	Incorporated by reference to Current Report on Form 8-K dated July 15, 1999.
*****	Incorporated by reference to Registration Statement on Form S-1 (No. 33-93218).
******	Incorporated by reference to Registration Statement on Form S-8 (No. 333-3546).
*******	Incorporated by reference to Annual Report on Form 10-KSB for fiscal year ended June 30, 1998.
********	Incorporated by reference to Annual Report on Form 10-KSB for fiscal year ended June 30, 2004.

Item 14. Principal Accountant Fees and Services

Barfield, Murphy, Shank & Smith PC (“BMSS”) audited the Company’s annual financial statements for the fiscal year ended June 30, 2006. The Audit Committee currently intends to appoint BMSS to be the Company’s independent public accountants for the 2007 fiscal year. A representative of BMSS is not expected to be present at the Meeting.

Audit Fees and Other Matters

KPMG LLP (“KPMG”) provided audit services to the Company consisting of professional services rendered in connection with reissuing their letter of opinion included in the Company’s 2005 10-K and Annual Report.

BMSS provided audit services for the annual audit of the Company’s 2006 consolidated financial statements contained in the Company’s Annual Reports on Form 10-KSB and a review of the financial statements contained in the Company’s Quarterly Reports on Form 10-QSB for the fiscal year 2006.

Fee Category	Fiscal Year 2006	% of Total	Fiscal Year 2005	% of Total
BMSS:
Audit Fees	34,812	83%	15,509	24%
Audit-Related Fees	—	—%	—	—%
Tax Fees	5,072	12%	725	1%
All Other Fees	—	—%	—	—%

KPMG:
Audit Fees	—	—%	43,000	66%
Audit-Related Fees	—	—%	—	—%
Tax Fees	—	—%	6,300	9%
All Other Fees	2,000	5%	—	—%

Total Fees	$41,884	100%	$65,534	100%

Audit Fees. These are fees related to professional services rendered in connection with the audit of the Company’s annual financial statements, reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-QSB, and accounting consultations that relate to the audited financial statements and are necessary to comply with generally accepted auditing standards. The total fees paid to KPMG for the fiscal year ended June 30, 2006 was $2,000. The total fees paid to BMSS for the fiscal year ended June 30, 2006 was $39,884.

Tax Fees These are fees billed for professional services related to tax compliance, tax advice and tax planning, including services provided in connection with assistance in the preparation and filing of tax returns.

Pre-approval Policy

The Audit Committee is authorized to pre-approve all audit and permissible non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. For the fiscal year ended June 30, 2006 pre-approved non-audit services included only those services described above for “Tax Fees.”

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

THE SOUTHERN BANC COMPANY, INC.

Date: September 28, 2006	By:	/s/ Gates Little
Gates Little
Chairman of the Board, President and Chief Executive Officer
(Duly Authorized Representative)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Gates Little	By:	/s/ Thomas F. Dowling
	Gates Little		Thomas F. Dowling
	Chairman of the Board, President and Chief Executive Officer		Director
	(Principal Executive, Financial and Accounting Officer)	Date:	September 28, 2006
Date:	September 28, 2006

By:	/s/ Craig G. Cantrell	By:	/s/ James B. Little III
	Craig G. Cantrell		James B. Little III
	Director		Director
Date:	September 28, 2006	Date:	September 28, 2006

By:	/s/ Grady Gillam	By:	/s/ James B. Little, Jr.
	Grady Gillam		James B. Little, Jr.
	Director		Investment Officer and Director
Date:	September 28, 2006	Date:	September 28, 2006

By:	/s/ Rex G. Keeling, Jr.	By:	/s/ Fred Taylor
	Rex G. Keeling, Jr.		Fred Taylor
	Director		Director
Date:	September 28, 2006	Date:	September 28, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED

WITH REPORTS FILED PURSUANT TO SECTION 15(d)

OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

No annual report to security holders covering the registrant’s list fiscal year and no proxy soliciting materials with respect to the 2006 Annual Meeting of Stockholders has been sent to security holders as of the date of filing this Annual Report on Form 10-KSB. The registrant shall furnish copies of such materials to the Commission when they are sent to security holders.